Form 10-K
period 2012-06-24
INTERNATIONAL RECTIFIER CORP /DE/
filed 2012-08-23
CIK 316793

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended June 24, 2012
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of the registrant's voting common stock, par value $1.00 per share, held by non-affiliates as of the last business day of the registrant's most recently completed second fiscal quarter was $1,379,394,366 (computed using the closing price of a share of Common Stock on December 25, 2011, reported by the New York Stock Exchange).

      There were 69,328,152 shares of the registrant's common stock, par value $1.00 per share, outstanding on August 16, 2012.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's definitive Proxy Statement for its 2012 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission within 120 days after June 24, 2012, are incorporated by reference into Part III hereof.

Note Regarding Forward-Looking Statements
We have made statements in this Annual Report on Form 10-K which are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995.  These statements relate to expectations concerning matters that (a) are not historical facts, (b) predict or forecast future events or results, or (c) embody assumptions that may prove to have been inaccurate.  These forward-looking statements involve risks, uncertainties and assumptions.  When we use words such as "anticipate," "believe," "estimate," "expect," "forecast," "intend," "may," "plan," "should," or similar expressions, we are making forward-looking statements.  Although we believe that the expectations reflected in such forward-looking statements are reasonable, we cannot give readers any assurance that such expectations will prove correct.  The actual results may differ materially from those anticipated in the forward-looking statements as a result of numerous factors, many of which are beyond our control.  Important factors that could cause actual results to differ materially from our expectations include, but are not limited to, the factors discussed in Part I, Item 1A, "Risk Factors" and "Critical Accounting Policies and Estimates" within Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations."  All forward-looking statements attributable to us are expressly qualified in their entirety by the factors that may cause actual results to differ materially from anticipated results.  Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect our opinion only as of the date hereof.  We undertake no duty or obligation to revise these forward-looking statements.  Readers should carefully review the risk factors described in this document as well as in other documents we file from time to time with the Securities and Exchange Commission.
PART I
ITEM 1.  BUSINESS
International Rectifier Corporation ("we," "us," "IR" or the "Company") designs, manufactures and markets power management semiconductors.  Power management semiconductors address the core challenges of power management, power performance and power conservation, by increasing system efficiency, allowing more compact end-products, improving features on electronic devices and prolonging battery life.
Power semiconductors convert raw power from an electrical outlet, a battery, an alternator running off an internal combustion engine, or a hybrid electric vehicle ("HEV") or electric vehicle ("EV") and renewable energy sources into more efficient and useful power for a wide range of electrical and electronic systems and equipment. The more sophisticated the end product, the greater the need for specially-formatted, finely-regulated power. The importance of power semiconductor technology rises with the increasing complexity of electronic products and the proliferation of electronic features in information technology, industrial, consumer, aerospace and defense and automotive products.
With the demand for energy usage increasing worldwide and energy costs generally rising, governments and consumers alike are striving to conserve energy and demand more efficient uses of power in all types of electronic products including computers, appliances, military aircraft, and hybrid cars. According to iSuppli Corporation ("iSuppli"), a semiconductor industry market research company, the market for power management semiconductors for calendar year 2012 is about $32 billion, primarily in power switching transistors including power MOSFETS and IGBTs and ICs.
The information technology, industrial, computing, consumer, high reliability and automobile industries use power management semiconductors to promote energy efficiency and improve performance metrics.  Power management semiconductors enable energy savings by delivering the power tailored for a particular electrical device, rather than delivering a constant stream of power.
Our products include power metal oxide semiconductor field effect transistors ("MOSFETs"), high voltage analog and mixed signal integrated circuits ("HVICs"), low voltage analog and mixed signal integrated circuits ("LVICs"), digital integrated circuits ("ICs"), radiation‑resistant ("RAD-Hard") power MOSFETs, insulated gate bipolar transistors ("IGBTs"), high reliability DC-DC converters, digital controllers, integrated power modules, and automotive product packages.

Our semiconductors are used in a wide variety of applications, including:
Automotive	Networking
Industrial Motors	Displays
Consumer Electronics	Servers
Personal Computers	Game Stations
Household Appliances	Satellites
Telecommunications	Renewable Energy
Business Strategy
We focus on energy efficiency by improving the technology and design of our power management products and have significantly expanded our product offerings over the years.  To achieve our mission, our business strategy is focused on the following key elements:
•
Providing power management solutions tailored to target market segment applications and customers' needs.   Our business is divided into six reporting segments; Power Management Devices, Energy Saving Products, Automotive Products, Enterprise Power, HiRel, and Intellectual Property.  Except for our Intellectual Property segment, our segments are organized around the end markets and customers that they target and serve. We call these segments (excluding our Intellectual Property segment which is described in "Products and Technology" section) our "customer segments," and they consist of the following:

-
Power Management Devices ("PMD") -  Our PMD segment provides high performance power MOSFETs which include the lowest RDS(on) and widest range of packages up to 250V within the power management semiconductor industry for a range of applications including power supply, data processing, telecommunications, industrial, and commercial battery-powered systems.  Key products used by our PMD segment include, Trench HEXFET®MOSFETs, Discrete HEXFET®MOSFETs, Dual HEXFET®MOSFETs, FETKY®s, and DirectFET®s.

-
Energy Saving Products ("ESP") - Our ESP segment provides integrated design platforms that enable our customers to add energy-conserving features to help achieve lower operating energy and manufacturing costs.  Our integrated design platforms incorporate our silicon packaging technology to help improve system performance.  The ESP segment's primary market applications include motor control appliances, industrial automation, lighting and display, audio and video. The ESP segment's key products include our analog HVICs and IGBT platforms, digital control ICs and IRAM integrated power modules. The ESP segment's iMotion platform targets the growing trend towards variable speed motors in the appliance market.

-
Automotive Products ("AP") - Our AP segment provides high performance and energy saving solutions for a broad variety of automotive systems, ranging from typical 12V power net applications up to 1200V hybrid electric vehicle applications.  Our automotive expertise includes supplying products for various automotive applications including AC and DC motor drives of all power classes, actuator drivers, automotive lighting (such as high intensity discharge lamps), direct fuel injection for diesel and gasoline engines, hybrid electric vehicle power train and peripheral systems for micro, mid, full and plug-in hybrids for electric vehicles, as well as for body electronic systems like glow plugs, Positive Temperature Coefficient ("PTC") heaters, electric power steering, fuel pumps, Heating Ventilation and Air Conditioning ("HVAC") and rear wipers.  Our automotive product designs are used in application‑specific solutions, application‑specific integrated circuits ("ASICs") and application‑specific standard parts ("ASSPs") and generic high volume products for multiple original equipment manufacturer ("OEM") platform usage.  Key products used by our AP segment include HVICs, intelligent power switch ICs, power MOSFETs including DirectFET® and IGBTs.

-
Enterprise Power ("EP") - Our EP segment's primary applications include servers, storage, routers, switches, infrastructure equipment, notebooks, graphic cards, and gaming consoles.  The large and growing server market has placed an emphasis and premium on power efficiency.  We see this trend increasing in other EP segment target applications.  We offer a broad portfolio of power management system products that deliver benchmark power density, efficiency and performance. These products include our DirectFET® discrete products, CHil digital PWM controllers, power monitoring products, XPhase®, SupIRBuckTM, iPOWIR® voltage regulators, Low voltage ICs, and PowIRstagesTM.

-
HiRel - Our HiRel segment provides high-reliability power components and sub-assemblies designed to address power management requirements in mission critical applications including satellites and space exploration vehicles, military hardware and other high reliability applications such as commercial aircraft, undersea telecommunications, and oil drilling in heavy industry and products used in biomedical applications.  Our HiRel segment has a legacy of more than thirty years of experience in many of these market segments, has developed strategic relationships with major system integrators worldwide and has the knowledge, technology and processes required to meet the requirements of customers in the high-reliability markets.  Key products of the HiRel segment include RAD-Hard discretes, RAD-Hard ICs, power management modules and DC-DC converters.

•	Establishing leadership in core power management technologies. Our goal is to establish leadership in core technologies and expertise related to the solutions we offer, as follows:
-
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

-
Packaging technology -  Innovative packaging technology can help to address growth opportunities within our business segments by helping our products to deliver better efficiency, performance and the various physical sizes required by our customers.  We have developed a number of proprietary packaging technologies to support our broad portfolio of power management semiconductors.  We also have developed specific packaging technologies to help enhance our offerings in particular applications. Our DirectFET2® package for automotive applications is an example of the use of our packaging technology adapted to a specific industry application.  This package provides low die free package resistance, low top-side thermal impedance and low package inductance with no wire bonds or molding.

-
Application expertise - With the world continuing its focus on energy conservation, we develop technologies that advance the state of the art in energy‑efficiency for power management semiconductors.  Our technologies help address the following: thermal management, which is the management of the heat load within an application; high frequency, which is the challenge in our customer's applications of placing components closer together that use less energy; high voltage, which is the challenge of moving a high amount of energy within an application; and cost reduction, which is the challenge of combining elements in smaller and smaller chips and smaller power management architecture at a lower cost.  We believe our products and technologies are competitive in these areas in the relevant market segments in which we compete.

-
Design engineering capabilities - Our power management semiconductors provide valuable solutions to our customers.  Our solutions solve specific design problems in energy efficient applications ranging from feature-rich consumer devices to space constrained applications such as in computing or in IT systems.  This is demonstrated by our development of the SupIRBuckTM integrated voltage regulator for Point-of-Load ("POL") applications in conventional technologies and our development of Gallium Nitride ("GaN") technology for use in emerging technologies.

•
The building of an efficient and flexible manufacturing and supply chain.  Our manufacturing strategy is to build our products using a mix of internal factories and external contract manufacturers, whether for wafer fabrication or assembly. In particular, we prefer to use our internal factories primarily to manufacture our new products and products where we utilize proprietary technologies, and external foundries and contract manufacturers to supplement our internal capacity, as well as to respond to changes in demand for wafer fabrication and back-end assembly. We also make use of external resources to manufacture certain of our older technology products.  During fiscal year 2012, in order to provide us additional flexibility to adjust our internal manufacturing footprint to changes in demand, we added additional capacity to our existing contract wafer fabrication and assembly capacity related to certain proprietary, and higher value-added products and programs.  In the past, we have targeted external contractors for up to 30 percent of our wafer fabrication needs, and 60 percent of our packaging needs.  While we have achieved these goals in the past, these external contractor percentages fluctuate quarter to quarter based upon management's decision to adjust the mix of internal and external manufacturing in light of changes in actual and/or anticipated demand, the availability of internal and external capacity, and the lead times required to increase capacity.  Going forward, we plan to further expand our use of external contractors for up to 50 percent of our wafer fabrication needs, and 70 percent of our packaging needs.   As our reliance upon external foundries and contract manufacturers' increases, we are exposed to a higher degree of manufacturing and supply chain risk (See Part II, Item 1A, "Risk Factors").

•
 Strategic relationships with Tier One Original Equipment Manufacturers ("OEMs"), Original Design Manufacturers ("ODMs"), and Distributors.  We seek to expand our relations with industry leaders and develop business relationships with key distributors in each of our target markets in order to be able to deliver advanced solutions to our customers.  As part of our strategy, we bring to our customers an experienced technical sales team that is recognized for its ability to assist customers in providing power management solutions for the customers' immediate and longer-term technology and product requirements.  These technical sales teams are comprised of account managers and field application engineers.  These teams interface with our customers and work closely with their designers and purchasing organizations to integrate our products and/or solutions into theirs to achieve the desired results.  To better understand and respond to our customers' longer-term needs, our technical sales teams often facilitate communication from customers to the IR respective marketing and design center teams who address their evolving technological needs.

Products and Technology
The following table summarizes the types of products and end-market applications for our customer segments:
	Power Management Devices	Energy Saving Products	Automotive Products	Enterprise Power	HiRel
Revenues by Fiscal year
2012	$367.9 million	$243.3 million	$113.4 million	$132.2 million	$192.2 million
2011	$456.8 million	$275.0 million	$112.2 million	$134.6 million	$190.5 million
2010	$345.6 million	$185.4 million	$72.9 million	$128.7 million	$153.2 million
Primary product function	Power conversion and management which include the lowest RDS(on) and widest range of packages up to 250V for a diverse range of applications.	Integrated design platforms that enable customers to add energy‑conserving features that help achieve lower operating energy costs and overall system manufacturing bill of material costs.
Provide high performance and energy saving solutions for a broad variety of automotive systems, ranging from typical 12V power net applications up to 1200V hybrid electric vehicle power management solutions.
				Power management system solutions that deliver power density, efficiency and performance in enterprise power.	Discrete components, complex hybrid power module assemblies and rugged DC-DC converters utilize leading-edge power technology together with demanding environmental specifications.
Type of products	Trench HEXFET® MOSFETs, discrete HEXFET® MOSFETs, dual HEXFET® MOSFETs, FETKY®, DirectFET®s	High voltage ICs, Digital control ICs, iRAM integrated power modules, IGBTs	HVICs, intelligent power switch ICs, power MOSFETs including DirectFET® and IGBTs	CHil Digital PWM Controllers, Low voltage ICs, DirectFET®s, SupIRBuck™, XPhase® , iPOWIR®, and PowIRstagesTM	RAD-Hard MOSFETs RAD-Hard ICs, power modules/hybrid solutions, motor controls, DC-DC converters
End applications	Power supply, data processing, tele-communications and industrial and commercial battery-powered systems	Motor control appliances, industrial automation, lighting and display, audio and video
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

Major original equipment manufacturers and end-users	Delta, Acbel, Polytech, Zapi, Huawei, Samsung, Emerson, and Schneider MFG	Samsung, LG, Kimball, Midea, Delta, and Diehl	Delphi, Nagares, Continental Auto, Bosch, TRW, Honda, and Hyundai	IBM, Delta, Emerson, Acbel Polytech, Gigabyte, Alcatel, Apple, Asus, Cisco, HP, Intel, and Microsoft	Astrium GMBH, GE Company, Honeywell, General Dynamics, Boeing, Shijie Electronics, Panatronic Japan Inc., Raytheon, TYCO, Boston Scientific, L-3 Communications, and BAE

Not included within our customer segments or the above table are our Intellectual Property ("IP") segment, which is comprised primarily of royalty revenues. Our IP segment reported $1.6 million of revenues for fiscal year 2012.  For additional financial information concerning our segments, see Part II, Item 7, "Management's Discussion and Analysis-Revenues and Gross Margin."

Manufacturing
Semiconductor manufacturing involves two primary phases of production: wafer fabrication and assembly.  Wafer fabrication requires a sequence of process steps that expose silicon wafers to chemicals that change their electrical properties.  The chemicals are applied in patterns that define cells or circuits within numerous individual devices, termed "die" or "chips" on each wafer. Assembly is the sequence of production steps that divide the wafer into individual chips and enclose the chips in structures, termed "packages" which make them usable in a circuit.  Power semiconductors generally use process technology and equipment already proven in the manufacturing of ICs.
The table below provides information about our manufacturing facilities and products:
Facility and Approximate Size	Products
Fabrication Facilities
Temecula, California, 396,300 sq. ft.	Wafer fabrication of HEXFET® power MOSFETs, IGBTs, HEXFREDS, IC's, Radiation Hardened HEXFET® power MOSFETs, High Reliability products
El Segundo, California, 301,588 sq. ft. (includes Corporate Offices)	Radiation Hardened HEXFET® power MOSFETs, High Reliability products
Mesa, Arizona, 35,000 sq. ft.	Epitaxial Silicon film deposition wafer production for HEXFET®, power MOSFETs, IGBTs and IC products
Newport, South Wales, U.K. 457,885 sq. ft.	Analog ICs, power MOSFETs, HEXFREDS, and IGBTs
St. Paul, Minnesota, 17,422 sq. ft.	Epitaxial wafer production for power semiconductor devices
Assembly Facilities
Leominster, Massachusetts, 68,000 sq. ft.	For the High Reliability market: RAD-Hard MOSFETs, RAD-Hard ICs, power modules/hybrid solutions, and motor controls
San Jose, California, 34,282 sq. Ft.	High Reliability DC/DC converters
Tijuana B.C., Mexico, 208,200 sq. Ft.	HEXFET®, power MOSFETs, Known Good Die ("KGD"), IGBT, DirectFET
As discussed above under "Business Strategy: The building of an efficient and flexible manufacturing and supply chain", where we describe our manufacturing strategy, we use third party foundries for wafer fabrication as well as third party contract manufacturers for back-end assembly of products in facilities outside of the United States.
Marketing, Sales and Distribution
For the fiscal year ended June 24, 2012, we derived approximately 54.6 percent, 38.8 percent and 6.6 percent of our revenues from sales to distributors, OEMs, and contract manufacturers, respectively.  Our sales organization consists of sales employees, field application engineers, and inside sales employees, as well as external sales representatives. We divide our sales team into regional sales organizations in the Americas, Europe, Asia Pacific and Japan.  Our regional sales organizations are supported by the business unit groups within each of our reportable segments which coordinate the marketing activities for their respective products.  The regional sales organizations are also supported by logistic organizations which manage owned warehouses, as well as relationships with third party delivery hubs. Product orders flow to our manufacturing facilities or third party contract manufacturers, which make the products. The products are then shipped through owned warehouses or third-party delivery hubs to the customer.

The primary function of our sales organization is company demand creation activity to help identify power management energy‑efficient opportunities within our key customer applications, assist our customers in designing our products into their applications, and provide longer-term solutions based on our customers' technology and product requirements.  In many circumstances, we sell our products to the contract manufacturer of the OEM.

The primary goal of our marketing organization is to collect and consolidate inputs from our customers and sales team and integrate this knowledge with information gathered from our internal research and development ("R&D") group to develop enhanced solutions that can address our customers' power management requirements.  Our marketing activities involve, among other things, using existing products to improve efficiency, density and/or cost of customers' power solutions, as well as assessing and developing new solutions to exceed the capabilities of products and solutions currently available in the market.
We also utilize our distributors' larger sales force, account network, inventory programs and logistics services to provide our customers with additional distribution, and order fulfillment options and flexibility.  A significant portion of our sales to distributors are subject to agreements which may include standard stock rotation provisions, price protection, as well as ship and debit rights.
For financial information about the results for our geographic areas for each of the last three fiscal years, refer to Part II, Item 8, Note 8, "Segment Information" of Notes to Consolidated Financial Statements. For the risks attendant to our foreign operations, see Part I, Item 1A, "Risk Factors-Our international operations expose us to material risks, including risks under U.S. export laws."
Customers
Our devices are incorporated into subsystems and end products manufactured by other companies.  Our customers include distributors, OEMs and contract manufacturers.  The majority of our products in our customer segments, including those in the PMD, ESP, AP, EP, and HiRel segments, are sold directly to OEM customers or distributors.  During the fiscal years ended June 24, 2012 and June 26, 2011, sales to two of our distribution customers were approximately 12.2 and 10.9 percent, respectively, and 12.7 and 11.8 percent, respectively, of consolidated revenues.  No single customer accounted for more than ten percent of our consolidated revenues for the fiscal year ended June 27, 2010.
For the fiscal year ended June 24, 2012, our major distributors, based on revenue, included Weikeng, Arrow Electronics, Zenitron, Future Electronics, Avnet, and WT Micro.  For the fiscal year ended June 24, 2012, our major contract manufacturer customers included Flextronics, Kimball, Celestica, and Jabil.  Our major OEMs by revenue for our segments for the fiscal year ended June 24, 2012 were as follows:
Segment:	Customers
Power Management Devices	Acbel Polytech, Delta, Emerson, Samsung, Schneider MFG, and Zapi
Energy Saving Products	Delta, Diehl, Sanyo, EMB-Papst, Midea, and Samsung
Automotive Products	Continental Auto, Delphi, Eskor, Eberspaecher, Nagares, and TRW
Enterprise Power	Acbel Polytech, Delta, Emerson, Gigabyte, and IBM
HiRel	Astrium GmbH, Boeing, GE Company, General Dynamics, Honeywell, Panatronic Japan Inc., and Shijie Electronics
For financial information about geographic areas, please see Part II, Item 8, Note 8, "Segment Information."
Competition
We believe that our comprehensive line of power management products and our ability to combine our silicon products into compact, cost-effective packages and system‑level solutions differentiates us from our competition.  Our products compete with products manufactured by others, in varying degrees, on the basis of enabling capability, performance, reliability, quality, price, and service (including technical advice and support).
Generally, the semiconductor industry is highly competitive, and subject to rapid price fluctuations, cyclical demand and product design changes.  We face significant competition in each of our product lines from well-established international semiconductor companies.  Several of our competitors are larger companies with greater financial resources with which to pursue design, manufacturing, marketing and distribution of their products.

Our major competitors for fiscal year ended June 24, 2012 were as follows:
Segment:	Competitors (alphabetical)
Power Management Devices	Fairchild, Infineon, ON Semiconductor, STMicroelectronics, and Vishay
Energy Saving Products	Fairchild, Infineon, IXYS, Mitsubishi, NXP, Renesas, STMicroelectronics, Toshiba, and ON Semiconductor
Automotive Products	Fairchild, Infineon, NXP, STMicroelctronics, and Vishay
Enterprise Power	Infineon, Intersil, Maxim, ON Semiconductor, Texas Instruments, and Volterra
HiRel	Aeroflex and Microsemi
Research and Development
For fiscal years 2012, 2011 and 2010, we spent $135.1 million (12.9 percent of revenues), $119.3 million (10.1 percent of revenues), and $99.3 million (11.1 percent of revenues), respectively, on R&D activities.  The yearly increases in R&D spending were driven primarily by increased material costs associated with developing new products, and increased headcount, including headcount from our CHiL Semiconductor Corporation ("CHiL") acquisition, partially offset by lower incentive bonus.  We expect to maintain our investment levels in new product development over the next fiscal year in order to meet our longer term revenue goals.  Our R&D program focuses on the advancement and diversification of our technology platforms and products, as well as next generation technologies.
Technology platforms supported include our power management IC platforms, our MOSFET and IGBT switch platforms, as well as packaging /multichip module platforms such as PowIRstage, SupIRbuck®  and iRAM™ PS multi-chip modules. Our R&D effort also focuses on developing longer term, broadly applicable new technologies such as GaNpowIRTM, our proprietary GaN on Si based power conversion device platform. Based on all these platforms, we have been developing and introducing power management products and new architectures for the next-generation of applications, including new game stations, high-performance servers, hybrid vehicles and energy‑efficient appliances.
Our product design centers are located throughout the world, including the United States, and Europe.  During fiscal year 2012, we continued to introduce advanced power management solutions that drive high performance computing and save energy across our served market segments.  These products included:  a) integrated power stage devices, b) ICs and chipsets improving power density and efficiency in DC-DC applications found in high performance computers and servers, c) the continued expansion of our popular Xphase® and DirectFET® product families, d) ICs for Class D audio, electronic lighting ballasts and motor control, e) several "application‑ready" reference designs for point-of-load DC/DC conversion, multi‑channel Class D audio, lighting and motor control, f) our SmartRectifier™ ICs helping computer and consumer entertainment devices meet emerging system and standby power regulations, g) radiation hardened DC-DC converter modules for space satellite power applications, and h) expansion of our IGBT and MOSFET switch product families.
We also continue to commit substantial resources to R&D to generate new patents and other intellectual property related to our technologies and products.
Backlog
Our sales are generally made on a purchase order basis, with lead times varying depending on market conditions and internal capacity factors.  Customers are generally not subject to long-term contracts.  However, we have from time to time entered into long-term supply agreements with certain customers.  These long-term supply agreements generally do not contain minimum purchase commitments, and products to be delivered and the related delivery schedules under these long-term contracts could be frequently revised to reflect changes in customer needs.  Because of these factors, our backlog at any particular date is not necessarily representative of actual sales for any succeeding period and we believe that our backlog is not a meaningful indicator of future revenues.
Seasonality

Our revenues are affected by the cyclical nature of the business of the end users of our products and the trends in our customers' end markets. As a result, our results typically vary within a given customer segment across a fiscal year as conditions in end user markets change and also in response to macro-economic and industry long-term trends and business cycles.

Intellectual Property

We continue to make significant investments in developing, making use of and protecting our IP.  In the past fiscal year, we added over 100 patents worldwide to our IP patent portfolio.  We have approximately 840 issued unexpired U.S. patents and over 640 patent applications pending worldwide.  We are also licensed to use certain patents owned by others.  We have several registered trademarks in the United States and abroad, including the trademarks HEXFET® and DirectFET®. We believe that our IP contributes to our competitive advantage.  We are committed to enforcing and defending our intellectual property rights, including through litigation if necessary.
We report within our IP segment revenues from the sale and/or licensing of our technologies and manufacturing process know-how, as well as settlements of claims brought against third parties.  In the fiscal years 2012, 2011 and 2010, we received $1.6 million, $7.4 million and $9.4 million of royalty revenues, respectively.  IP segment revenues are dependent on our licensed MOSFET, HVIC and package technology patents, the continued enforceability and validity of those patents, the ability of our competitors to design around our technology or develop competing technologies, and general market conditions.  The continuation of such revenues is subject to a number of risks (see Part I, Item 1A, "Risk Factors-Our ongoing protection and reliance on our IP assets expose us to risks").  We continue to derive royalty revenues from HVIC and package technology patents, and from time to time, we enter into opportunistic licensing arrangements that we believe are consistent with our business strategy.

Aside from our HVIC and package technologies, our IP strategy has been to use our IP primarily for the design and development of a value‑added family of products, and to defend those products in the marketplace.  From time to time, we also engage in opportunistic licensing.  In our IP segment, we continue to evaluate licensing of technologies or fields of use that have application beyond our product groups or which no longer align with our long-term business strategies for our product groups.  We also target certain technologies for licensing that we believe help establish our product platforms and structures as industry standards and thereby enhance the growth of our products in various end market applications.
Environmental Matters
Federal, state, local and foreign laws and regulations impose various restrictions and controls on the storage, use and discharge of certain materials, chemicals and gases used in our semiconductor manufacturing processes, and on the operation of our facilities and equipment.  We believe we use reasonable efforts to maintain a system of compliance and controls for these laws and regulations.  Despite our efforts and controls, from time to time, issues may arise with respect to these matters.

Additionally, under some of these laws and regulations, we could be held financially responsible for remedial measures if properties are contaminated or if waste is sent to a landfill or recycling facility that becomes contaminated.  We may also be subject to common law claims if released substances damage or harm third parties.  We cannot make assurances that changes in environmental laws and regulations will not require additional investments in capital equipment and the implementation of additional compliance programs in the future, which could have a material adverse effect on our results of operations, financial position or cash flows, as could any failure by or violation of us to comply with any prior, current or future environmental laws and regulations.

Our disclosures regarding the matters set forth in Note 11, "Environmental Matters," to our Notes to the Consolidated Financial Statements set forth in Part II, Item 8, herein, are incorporated herein by reference. (See also Part II, Item 1A, "Risk Factors.")
Employees
As of June 24, 2012, we had approximately 4,911 employees, with approximately 1,942 employed in the U.S., 1,911 in Mexico, 726 in Europe, and 332 in Asia.  As of June 24, 2012, none of our U.S. employees had collective bargaining agreements and we consider our relations with our employees to be good.  In some jurisdictions outside the United States, from time to time, employees may be covered by certain statutory, special or other arrangements, like work councils, that may seek benefits for covered personnel.  We believe our relationships with such organizations are also generally good.

Executive Officers of the Registrant
The following sets forth certain information with respect to each person who is currently an executive officer of the Company:
Name	Age	Position
Oleg Khaykin	47	President and Chief Executive Officer
Ilan Daskal	47	Executive Vice President and Chief Financial Officer
Michael Barrow	58	Executive Vice President and Chief Operations Officer
Timothy Bixler	45	Vice President, Secretary and General Counsel
Adam White	38	Senior Vice President, Global Sales

Oleg Khaykin has served as a Director, President and CEO of our Company since March 2008. Prior to joining us, Mr. Khaykin served most recently as the Chief Operating Officer of Amkor Technology, Inc. ("Amkor"), a leading provider of semiconductor assembly and test services, which he joined in 2003 as Executive Vice President of Strategy and Business Development.  Prior to his work at Amkor, Mr. Khaykin most recently served as Vice President of Strategy and Business Development at Conexant Systems Inc. ("Conexant") and its spin-off, Mindspeed Technologies Inc., where he held positions of increasing responsibilities from 1999 to 2003.  Prior to Conexant, he was with the Boston Consulting Group, a leading international strategy and general management consulting firm, where he worked with many European and U.S. firms on a broad range of business and management issues, including revenue growth strategies, operational improvement, mergers and acquisitions, divestitures, and turnaround and restructuring. Mr. Khaykin holds a BSEE with University Honors from Carnegie-Mellon University and an MBA from the J.L. Kellogg Graduate School of Management.  Mr. Khaykin is, and has been since September 2010, a member of the board of directors of Newport Corporation.  Mr. Khaykin was a member of the board of directors of Zarlink Semiconductor Inc. from November 2007 to October 2011.

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

ITEM 1A.  RISK FACTORS
Statement of Caution Under the Private Securities Litigation Reform Act of 1995
In this Annual Report on Form 10-K we have included some statements and other information that are not historical facts but are "forward‑looking statements" as that term is defined in the Private Securities Litigation Reform Act of 1995.  The materials presented can be identified by the use of forward‑looking terminology such as "anticipate," "believe," "estimate," "expect," "may," "should," "view," or "will" or the negative or other variations of those words. We caution that these statements are subject to a number of uncertainties, and actual results may differ materially.  Factors that could affect our actual results include those set forth below under "Factors that May Affect Future Results" and other uncertainties disclosed in our reports filed from time to time with the SEC.  You should read these factors in conjunction with the factors discussed elsewhere in this and our other filings with the SEC and in materials incorporated by reference in these filings.  These factors are intended to highlight certain items that may affect our financial condition and results of operations and are not meant to be an exhaustive discussion of risks that apply to companies like ours.
Like other companies, we are susceptible to macroeconomic downturns in the United States or abroad. Similarly, the price of our securities is subject to volatility due to fluctuations in general market conditions, actual financial results that do not meet our and/or the investment community's expectations, changes in our and/or the investment community's expectations for our future results and other factors, many of which are beyond our control.
Unless required by law, we undertake no obligation to publicly update or revise any forward looking statements, to reflect new information, future events or otherwise.
Factors That May Affect Future Results
General Economic Conditions Continue to be Uncertain and Could Adversely Affect our Business.
Like other businesses, our business is subject to the current global macroeconomic environment and a number of general economic, regulatory and business factors.  The macroeconomic environment has impacted levels of business and consumer spending, caused disruptions and extreme volatility in global financial markets and increased rates of default and bankruptcy.  The outlook for overall macroeconomic conditions remains uncertain. Additionally, our business may be adversely affected by interest rates, recession, inflation, exchange rates, consumer credit availability, consumer debt levels, health care costs and governmental policy, tax rates and policy, unemployment trends and other matters that influence consumer confidence and spending.
These factors could negatively affect our business, operating results, or financial condition in a number of ways. Unfavorable changes in any of these factors or in other business and economic conditions affecting our customers could increase our costs or impose practical limits on pricing, any of which could lower our profit margins and have a material adverse effect on our results of operations and financial condition.  If consumer spending decreases or fails to develop, or general economic conditions deteriorate, we could experience significantly diminished demand for our products, which would also materially adversely affect our operating results and financial condition.  In addition, if the financial condition of our customers or distributors is adversely affected, our revenues could be substantially lower and some parties may not pay us or may delay paying us for products.  Also, if the banking system or the financial markets deteriorate or remain volatile, our investment portfolio may be impacted, and the values and liquidity of our investments could be adversely affected.

Changes in end-market demand, due to downturns or changes in the semiconductor industry, seasonality or other economic factors, could affect our operating results and the value of our business.

The semiconductor industry is cyclical and often very volatile.  We compete in many end markets and service thousands of customers directly and via distribution.  Our markets have wide fluctuations in product supply and demand, and also experience significant downturns, often in connection with actual or anticipated declines in general economic conditions, industry inventory levels and maturing product cycles.  The market value of our business may decline during the down portion of cycles or rapid adverse changes in demand.  We can also experience sharp declines in end-market demand, leading to under-utilization of our manufacturing capacity and declining trends in revenues and gross margins.  In addition, in those circumstances, we have previously recorded significant charges to recognize impairment in the value of some of our manufacturing equipment, the costs to reduce the size of our workforce, and other restructuring costs, and could again in the future.

During the second half of our fiscal year 2012, we experienced substantial quarter-to-quarter fluctuations in revenues and operating results and expect, in the future, to continue to experience short-term period-to-period fluctuations in operating results due to general industry or economic conditions. These events could also have a material adverse effect on our business, financial condition and results of operations generally.

Some of our business segments also experience annual seasonality with wide fluctuations of supply and demand, with seasonally lower revenues and gross margins in particular quarters of our fiscal year.
Changes in the mix of customer demand can adversely affect our operating results and require additional investments in production capacity
We try to anticipate customer demand and plan our investments in manufacturing capacity and production to match anticipated demand.  Also, some of our products can be sold at relatively higher gross margins than others.  As a result, if the mix of customer demand changes to a mix other than what we anticipated or changes to a mix of products with relatively lower gross margins, we may experience a mismatch between our inventories and customer demand, and experience lower gross margins as a result.  If the mix of customer demand requires us to increase our production capacity for particular products, we could incur additional costs associated with the introduction of new products and start-up of new facilities and production lines.  As a result of these effects, adverse changes in the mix of customer demand could adversely affect our operating results and financial condition.
The semiconductor industry is highly competitive and increased competition could result in lower prices for our products and adversely impact our profitability.
The semiconductor industry in which we do business is highly competitive.  Competition is based on a number of factors, including price, product performance, technology platform, product availability, quality, reliability and customer service. Price pressures often exist as competitors attempt to gain a greater market share by lowering prices or by offering a more desirable technological solution.  Product alternatives from competitors, either now or in the future, can also reduce our ability to win customer designs and reduce sales generally.  To the extent our competitors are larger and have greater financial and other resources than we have, they may be able to compete on a stronger basis than us.  Pricing and other competitive pressures can adversely affect our revenues and gross margin, and hence, our profitability.
New technologies could result in the development of new products and a decrease in demand for our products, and we may not be able to develop new products to satisfy changes in demand.
Rapidly changing technologies, new product introductions and changing industry standards, characterize the semiconductor industry.  If we do not develop new technologies or timely react to changes in existing technologies we could have lower revenues and a further loss of market share to our competitors.  Therefore, our financial performance depends on our ability to design, develop, manufacture, assemble, test, market, sell and support new products and enhancements on a timely and cost-effective basis.  As a result, we must spend substantial resources on R&D and manufacturing capability for new products, especially with respect to our new Gallium Nitride technologies.

We do not know if we will successfully identify and capitalize on new product opportunities or develop and bring new products to market in a timely and cost-effective manner (including our Gallium Nitride technologies), or that products or technologies developed by others will not render our products or technologies obsolete or noncompetitive.  In addition, to remain competitive, we must continue to reduce die sizes and improve manufacturing yields across our product lines.  We do not know if we can accomplish these goals.  In addition, if there is a fundamental shift in technologies or if we do not capitalize on our new Gallium Nitride technology before others, our competitive position within the industry would be materially and adversely affected.

If we are unable to implement our business strategy, our revenues, profitability and target model goals may be adversely affected.
Our future financial performance and success are largely dependent on our ability to implement our growth strategy to achieve our target goals.  That strategy involves continued optimization of our operations and increasing revenue and gross margin growth.   We do not know if we will be able to successfully implement our business strategy, if implementing our strategy will sustain or improve our results of operations in the future or if we will achieve our target goals.
If the demand for our products or a particular mix of our products increases faster than we anticipate or are able to produce, we may not be able to satisfy the demand with our planned available capacity, which could limit our revenue growth potential and expose us to loss of design and sale opportunities, and potential liability.
The markets in which we operate are very cyclical and subject to large swings in demand.  During rapid demand or product mix changes, lead times for our ability to meet customer demand may increase and we may have challenges being able to meet the demand, especially for particular product lines.  We attempt to install internal or external capacity to meet our demand forecast and our customer demands for particular products.  However, since additional capacity can take up to six months or more to install, if the demand for our products or a particular mix of our products increases at a rate faster than we anticipate or are able to produce, we may not be able to increase our internal and external manufacturing capacity fast enough to satisfy the higher demand.  As a result, our revenue growth may be limited by manufacturing capacity constraints available to us.

To the extent we are not able to satisfy customer demands timely or otherwise, we may also lose design and sales opportunities which could have a material adverse impact on our results of operations.

To the extent we are not able to satisfy our contractual obligations to fulfill products, we may be subject to potential claims.  While we would defend ourselves vigorously against any such claims, large claims, if found meritorious, could have a material adverse effect on our results of operation and financial condition.
Delays in producing at our new more advanced facilities or at third party manufacturers, implementing new production processes or resolving problems associated with production or malfunctions could adversely affect our manufacturing capacity and efficiencies.
Our manufacturing capacity and efficiency are important factors in our profitability.  We cannot promise that we will be able to maintain or increase our manufacturing capacity and efficiency to the same extent as our competitors or enough to be able to meet demand.
Our manufacturing processes are highly complex, require advanced and costly equipment and are continuously being modified in an effort to improve yields and product performance.  Impurities, defects or other difficulties in the manufacturing process can lower product yields and increase costs.
Our strategy for increased, and efficient and flexible, capacity has also included the greater use of third party manufacturers for wafer and product assembly.  We also need to achieve that greater use if we will be successful in adjusting our manufacturing footprint. We have at times experienced difficulty in beginning production at new facilities or third party manufacturers, or in changing processes for existing products or moving product lines to new locations.  We have also from time to time experienced delays in our ability to increase capacities, delays in product deliveries and reduced yields.  Additionally, from time to time, there are market restraints on the ability to obtain necessary production equipment from third party equipment manufacturers.  As a consequence, our plans to adjust our manufacturing and achieve the needed capacity efficiency and flexibility could be delayed or not achieved at all.

We also may experience manufacturing problems in achieving acceptable yields, experience product delivery delays, and/or quality issues in the future, as a result of, and among other things, capacity constraints, construction delays, delays in upgrading or expanding existing facilities, changing our process technologies or qualifying third party manufacturers to produce our products.  As a result of any of these factors, we could have a loss of revenues or an inability to meet customer demands.  Also, our operating results have in the past and in the future would be adversely affected by the increase in fixed costs and operating expenses related to increases in production capacity if revenue does not increase proportionately.
Our ongoing protection and reliance on our intellectual property assets expose us to risks.

We have traditionally relied on our patents and other proprietary technologies for protection of the products we sell and for some licensing revenues. Enforcement of our rights is costly, risky and time consuming. We cannot assure you that we can successfully continue to protect our intellectual property rights, especially in foreign markets.
We have limited recurring revenue from licensing agreements for existing patents; however, we may enter into opportunistic licensing arrangements that we believe are consistent with our business strategy.  What royalty income we obtain is largely dependent on the following factors: the continuing introduction and acceptance of products that are not covered by our patents; the defensibility and enforceability of our patents; changes in our licensees' unit sales, prices or die sizes; market conditions and mix of products sold by licensees; the terms, if any, upon which expiring license agreements are renegotiated; and our ability to obtain revenues from new licensing opportunities.
We cannot promise that we will obtain new licenses to produce royalties or that we will continue to receive royalties from existing licenses in the future.  While we try to predict the effects of these factors and efforts, often there are variations or factors that can significantly affect results different from that predicted.  Accordingly, we cannot promise that our predictions of our IP segment revenues will be consistent with actual results, nor can we guarantee the level of our future royalty income.  Decreases in our royalty income could have a material adverse effect on our operating results and financial condition.
Our failure to obtain or maintain the right to use certain technologies expose us to risks and could negatively affect our financial results.
Our future success and competitive position may depend upon our ability to obtain or maintain certain proprietary technologies used in our principal products or in products we develop.  Our ability to maintain these technologies is achieved in part by defending and maintaining the validity of our patents, defending claims of infringement brought by our competitors and other third parties, and at times by asserting intellectual property claims against third parties. We have asserted intellectual property against others and we could become subject to lawsuits in which it is alleged that we have infringed upon the intellectual property rights of others. We also license certain patents and other technologies owned by others.
Our involvement in existing and future intellectual property litigation could result in significant expense, adversely affect sales of the challenged product or technologies and divert the efforts of our technical and management personnel, whether or not the litigation is resolved in our favor.  If it is claimed or found that we have infringed the rights of third parties, we may be exposed to substantial liability for damages and may need to obtain licenses from the patent or other technology owners, discontinue, change our processes or products, or expend significant resources to develop or acquire non-infringing technologies.  For intellectual property licenses we have, our ability to continue to use such technologies depends on our ability to maintain such licenses.  We cannot promise you that we would be successful in such efforts or that such licenses would be available under reasonable terms or that we would be successful in our claims against third parties.  All of these factors and our failure to develop or acquire non-infringing technologies, to obtain licenses on acceptable terms, the occurrence of litigation itself or our failure to be successful in litigation could have a material adverse effect on our operating results and financial condition.

If some OEMs do not design our products into their equipment or if we do not convert design or program wins to actual sales, for whatever reasons, a portion of our revenues may be adversely affected.
A "design-win" or program award from a customer does not guarantee that the design or program win will become future sales to that customer.  We also are unable to promise that we will be able to convert any design or program wins into sales for the life of any particular program, or at all, or that the revenues from such wins would be significant.  We also cannot promise that we will achieve any level of design or program wins.  Without design or program wins from OEMs, we would only be able to sell our products to these OEMs as a second source, if at all.  Once an OEM designs another supplier's product into one of its product platforms, it is more difficult for us to achieve future design or program wins with that OEM's product platform because changing suppliers involves significant cost, time, effort and risk.  Achieving a design or program win with a customer also does not ensure that we will receive significant revenues from that customer.  Accordingly, if OEMs do not design our products into their equipment or if we do not convert design or program wins to actual sales, for whatever reasons, our revenues may be materially adversely affected.
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
We manufacture a substantial portion of our the semiconductor wafer for our products at our Temecula, California and Newport, Wales facilities and use third party manufacturers to produce the remaining portion of the semiconductor wafer used by us from third party contract manufacturers.  Also, we use third party contract manufacturers to assemble a larger portion of our products.  Any disruption of operations at the facilities where we manufacture products, whether as a result of equipment malfunction or maintenance needs, natural and man-made disasters, or other effects could have a material adverse effect on our ability to generate revenues, meet customer demand and otherwise adversely affect our business, financial condition and results of operations.
While our Enterprise Resource Planning ("ERP") software platform has become operational, we continue to be subject to operational and other risks.

We have implemented an ERP software platform, and made related enhancements to our integrated financial and supply chain management systems.  Our ERP system became operational at the beginning of the second quarter of fiscal year 2012.  This process has been and continues to be complex, time-consuming and costly, and potentially exposes us to certain risks including operational risks.  Operational disruptions during the course of this process or delays in the implementation of these enhancements could materially impact our operations. Additionally, our ability to forecast sales demand, ship products, manage our product inventory and record and report financial and management information on a timely and accurate basis could be impaired while we are making these enhancements.  Significant disruptions or operational impacts could have a material adverse impact on our results of operation.

Our products may be found to be defective and, as a result, claims may be asserted by others, which may harm our business and our reputation with our customers and materially adversely affect our results and financial condition.

Our products are typically sold at prices that are significantly lower than the cost of the equipment or other goods in which they are incorporated.  Although we maintain quality control systems, we ship large quantities of products to a wide range of customers around the world, for use in a variety of high profile and often critical applications.  In the ordinary course of our business, we receive claims that some of these products are defective or do not perform to published or agreed specifications.  Since a defect or failure in our products could give rise to failures in the end products that incorporate them (and potential claims for consequential damages from our customers depending on applicable law and contract), we often need to defend against claims for damages that are larger than the revenues and profit we receive from the products involved.  In addition, our ability to reduce the amount of these clams may be limited by the laws or the customary business practices of the countries where we do business.  Even in cases where we do not believe we have legal liability for claims, we may choose to pay them to retain a customer's business or goodwill or to avoid protracted litigation.  Our results of operations and business would be adversely affected as a result of significant alleged quality or performance issues in our products, or if we are required or choose to pay for the damages that result.
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
Our reliance on third party contractors to make semiconductor wafers and to assemble certain of our parts as a lower cost alternative may expose us to business risks.
Some of our semiconductor wafer is fabricated by third party contractors and some of our products are assembled and tested by third party contractors.  We have used these contractors as a lower cost alternative to in-house manufacturing, and to increase our capacity efficiency and flexibility, and adjust our manufacturing footprint. We review these contractors' references, and historical manufacturing experience prior to the engagement of their services, and require oversight over their quality assurance processes.  However, if we fail to adequately review the contractors' historical or current manufacturing processes, or if the contractors do not perform as needed, the quality of our products could be subject to higher failure rate, which could adversely impact our reputation and the growth of future business with our customers.  Although we believe that parties to our third party manufacturing arrangements would have an economic motivation to succeed in performing their contractual responsibilities, there can also be no assurance that these parties or any future parties will perform their obligations as expected.
We have an existing dispute with one of our contractors over quality matters involving assembled product and commercial disputes with others, and there can be no assurance that other disputes will not arise.  In some instances, we do not have long-term agreements with our contractors.  As a result, we do not have immediate control over our product delivery schedules or product quality.  Due to the amount of time often required to qualify contractors, assemblers and testers and the high cost of qualifying multiple parties for the same products, we could experience delays in the shipment of our products if we are forced to find alternative third parties to fabricate wafers, or to assemble or test product.  Any delivery delays from contractors in the future could have a material adverse effect on our operating results and financial condition.  Our operations and ability to satisfy customer obligations could be adversely affected if our relationships with these contractors were disrupted or terminated. Also, the failure of these contractors to properly perform their obligations could have a material adverse effect on our financial condition and results of operations, and delay or cause us not to achieve our goals of achieving greater capacity efficiency and flexibility and of adjusting our manufacturing footprint.

Our business depends, in part, upon the efforts of third parties, which we cannot control.
We rely on contractors to manufacture certain of our products.  Although we believe that parties to any such arrangements would have an economic motivation to succeed in performing their contractual responsibilities, there can also be no assurance that these parties or any future parties will perform their obligations as expected.  Their failure to perform could have a material adverse effect on our financial condition and results of operations.

We maintain a backlog of customer orders that is subject to cancellation, reduction or delay in delivery schedules, which may result in lower than expected revenues and gross margin.

With certain exceptions related to products within our HiRel segment, we manufacture primarily pursuant to purchase orders for current delivery or to forecast, rather than under long-term supply contracts.  The semiconductor industry is subject to rapid changes in customer outlooks or unexpected build ups of inventory in the supply channel as a result of shifts in end-market demand generally or in the mix of that demand.  Therefore, many of our purchase orders or forecasts may be revised or canceled without penalty.  As a result, we must commit resources to the manufacturing of products, and a specific mix of products, without significant advance purchase commitments from customers.  Our inability to sell products after we devote significant resources to build them could have a material adverse effect on our levels of inventory (the value of our inventory), our revenues and our operating results generally.  Additionally, cancellation or significant reduction in significant customer programs, could materially affect our ability to achieve our revenues and gross margin targets.
We build and maintain inventory in order to meet our historic and projected needs, but cannot assure that our inventory will be adequate to meet demand, our commitments to customers or be salable at a future date.
We build and maintain inventory in order to meet our historic and projected needs, but cannot assure that the inventory we build will be adequate or the right mix of products to meet market demand.  It is very important that we accurately predict both the demand for our products and the lead times required to obtain the necessary materials, and build the proper mix and amount of inventory, otherwise our revenues and gross margin may be adversely affected, and we may not be able to meet our customer commitments for deliveries of product.  To the extent we have made commitments to customers, and do not satisfy those commitments, we may be exposed to claims for damages.
From time to time, including as of the end of fiscal year 2012, we have unusually high inventory levels on hand relative to current sales.  In these circumstances when we produce or have produced inventory that does not meet current or future demand, or customers revise forecasts or cancel orders, we may determine that certain of the inventory may only be sold at a discount or may not be sold at all, potentially resulting in the reduction in the carrying value of our inventory and a material adverse effect on our financial condition and results of operations.
Our distributors may return inventory which could negatively impact our financial results.

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
Historically, a significant portion of our revenues has come from a relatively small number of customers and distributors.  Loss or financial failure of any significant customer or distributor, reduction in orders by any of our significant customers or distributors, or cancellation of a significant order, could materially and adversely affect our business.
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

As required by Section 404 of the Sarbanes‑Oxley Act, we are required to conduct an assessment of our internal control over financial reporting and include in our annual report our assessment of the effectiveness of our internal control over financial reporting. In certain prior years, we had previously determined that we had material weaknesses in internal control over financial reporting. While these material weaknesses have been remediated, there is no assurance that we would not have additional material weaknesses in the future. Each material weakness results from a reasonable possibility that a material misstatement in our financial statements will not be prevented or detected on a timely basis. In addition, it is possible that in the future, as a result of our assessment of our internal control that we may identify material weaknesses and be subject to regulatory sanctions and a loss of investor confidence in our internal controls. The failure to remediate any such potential material weaknesses in a timely manner could possibly cause us to fail to complete our periodic filing requirements and obtain reasonable assurance regarding the reliability of our financial statements.
We have previously been named as a defendant in lawsuits and may in the future be named as defendant in other lawsuits that may adversely affect our financial condition, results of operations and cash flows.

Previously we and certain of our former executive officers and current and former directors had been named as defendants in several securities class action, derivative and other lawsuits, and had been subject to investigations by governmental agencies.  While we have reached agreements to settle certain of these lawsuits and others have been dismissed, there can be no assurance that we would not be subject to additional lawsuits and other legal proceedings in the future.  For any lawsuits and proceedings, our attention may be diverted from our ordinary business operations and we may incur significant expenses associated with defense (including substantial fees of lawyers and other professional advisors and potential obligations to indemnify current and former officers and directors who may be parties to or involved in such action or proceeding). Depending on the outcome of these lawsuits and proceedings, we may also be required to pay material damages and fines, consent to injunctions on future conduct, or suffer other penalties, remedies or sanctions. The ultimate resolution of these matters could have a material adverse effect on our results of operations, financial condition, liquidity, our ability to meet our debt obligations and, consequently, negatively impact the trading price of our common stock.
Changes in our effective tax rate may have an adverse effect on our results of operations.
Our future effective tax rates may be adversely affected by a number of factors, including the jurisdictions in which profits are determined to be earned and taxed and the intercompany pricing related to those profits; the resolution of issues arising from tax audits with various tax authorities; changes in the valuation of our deferred tax assets and liabilities; adjustments to estimated taxes upon finalization of various tax returns; increases in expenses not deductible for tax purposes; changes in available tax credits; changes in share‑based compensation expense; changes in tax laws or the interpretation of such tax laws (including transfer pricing guidelines); changes in United States generally accepted accounting principles ("GAAP"); or the repatriation of non-U.S. earnings against which we have not previously provided U.S. taxes.
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

Certain of our businesses are subject to governmental regulation and procurement processes that expose us to additional risks.

Certain of our businesses, in particular our HiRel segment, manufacture and sell many products that are subject to U.S. export control laws and related regulations. We also manufacture and sell products that are sold indirectly to the U.S. government and may subject us to government procurement regulations, investigations or review.  While we maintain a system of controls of such products and for compliance with such laws and regulations, we cannot promise that these controls will be effective.  There are also limitations on the effectiveness of controls, including the failure of human judgment.  If we fail to maintain an effective system of controls or are otherwise found non-compliant with applicable laws and regulations, violations could lead to governmental investigations, fines, penalties and limitations on our ability to export product from the U.S., all of which could have a material effect on our financial results.Also, if these laws or regulations affecting exports change, they could adversely affect our ability to design, manufacture and sell many of our products of our HiRel segment outside the U.S., and could thereby materially adversely affect our business as a whole.
Quality control and similar standards are applicable to our facilities and the facilities of our contractors in which certain products are manufactured, and these standards are subject to compliance review by certain U.S. Government agencies.  Our use of third‑party facilities meeting such standards is subject to negotiation of satisfactory agreements with those parties and if we cannot reach such agreements, certain of our businesses, may experience production constraints and its revenues may be materially reduced.  In addition, certain of the products that our businesses sell, are either directly or indirectly subject to governmental regulation regarding its use or governmental procurement processes where restrictions on use, quantities of purchase and product programs can vary outside of our control.  To the extent governmental regulation, or changes, or procurement decision making, are not favorable to us, the results of certain of our businesses, may be materially adversely affected.
Compliance with new regulations regarding the use of "conflict minerals" could limit the supply and increase the cost of certain metals used in manufacturing our products.

Section 1502 of the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, requires the SEC to promulgate new disclosure requirements for manufacturers of products containing certain minerals which are mined from the Democratic Republic of Congo and adjoining countries. These "conflict minerals" are commonly found in metals used in the manufacture of semiconductors. Manufacturers are also required to disclose their efforts to prevent the sourcing of such minerals and metals produced from them. The new disclosure rules will take effect after the first full fiscal year following the promulgation of the SEC's final rules. The implementation of these new regulations may limit the sourcing and availability of some of the metals used in the manufacture of our products. The regulations may also reduce the number of suppliers who provide conflict-free metals, and may affect our ability to obtain products in sufficient quantities or at competitive prices. Finally, some of our customers may elect to disqualify us as a supplier if we are unable to verify that the metals used in our products free of conflict minerals.
The price of our common stock has fluctuated widely in the past and may fluctuate widely in the future.

Our common stock, which is traded on the NYSE, has experienced and may continue to experience significant price and volume fluctuations that could adversely affect the market price of our common stock without regard to our operating performance.  In addition, we believe that factors such as quarterly fluctuations in financial results, earnings below analysts' estimates and financial performance and other activities of other publicly traded companies in the semiconductor industry could cause the price of our common stock to fluctuate substantially.  In addition, in recent periods, our common stock, the stock market in general and the market for shares of semiconductor industry‑related stocks in particular have experienced extreme price fluctuations which have often been unrelated to the operating performance of the affected companies.  Any similar fluctuations in the future could adversely affect the market price of our common stock.
In the past, following periods of volatility in the market price of a company's securities, stockholders have often instituted class action securities litigation against those companies.  We can provide no assurance that our share price will remain stable on a going‑forward basis or that we would not be subject to stockholder claims in this regard.

We cannot promise that we will have sufficient capital resources to make necessary investments in manufacturing technology and equipment.
The semiconductor industry is capital intensive. Semiconductor manufacturing requires a regular upgrading of process technology to remain competitive, as new and enhanced semiconductor processes are developed which permit smaller, more efficient and more powerful semiconductor devices.  We maintain certain of our own manufacturing, assembly and test facilities, which have required and will continue to require significant investments in manufacturing technology and equipment, especially for new technologies we develop, like our Gallium Nitride technologies.  We are also attempting to add the appropriate level and mix of capacity to meet our customers' future demand. There can be no assurance that we will have sufficient capital resources to make necessary investments in manufacturing technology and equipment.  Although we believe that anticipated cash flows from operations, existing cash reserves and other equity or debt financings that we may obtain will be sufficient to satisfy our future capital expenditure requirements, we cannot promise that this will be the case or that alternative sources of capital or credit will be available to us on favorable terms or at all.
We may make substantial investments in plant and equipment that may become impaired.

In order to conduct our business, we make substantial investments in plant and equipment, with substantial amounts of equipment on loan to our third party contract manufacturers. Some of our investments in plant and equipment support particular technologies, processes or products, and may not be applicable to other or newer technologies, processes or products. Also, the ability to relocate and qualify equipment for our operations, whether within our Company or to and from third party contractors could be time consuming and costly. To the extent we invest in more equipment or a mix of equipment than we can use efficiently, experience low plant or equipment utilization due to reduced demand or adverse market conditions, our plant or equipment becomes older or outmoded, or we are not able to efficiently recover and/or utilize equipment on loan at third party contractors, we may incur significant costs or impairment charges that could materially adversely affect our results of operation and financial condition.
Our restructuring programs may not achieve their goals, could be costly, delayed and disruptive to our business, and could materially adversely affect our results and financial condition.
In August 2012, we announced a restructuring plan to modify our manufacturing strategy due to a reduction in customer demand. The plan included closing or resizing various manufacturing facilities and otherwise reducing our selling and administrative and research and development costs.  We cannot assure you that these restructuring initiatives will achieve their goals or accomplish the cost reductions planned. Additionally, because our restructuring activities involve changes to many aspects of our business, the costs reductions could adversely affect productivity and revenues to an extent we have not anticipated. Even if we fully execute and implement these restructuring activities, and they generate the anticipated cost savings, there may be other unforeseen factors that could adversely impact our profitability and business.  A number of the costs associated with plan are not estimated and the timing of the plan is subject to a number of conditions, among them  the ability to qualify existing product lines at other internal or external manufacturing facilities, customer requirements, changes in business conditions and/or operational needs, retention of key employees, and governmental regulations. Changes in the timing or amount of costs associated with, or disruptions caused by, our restructuring initiatives could materially adversely affect our results and financial condition.
While we attempt to monitor the credit worthiness of our customers, we may be at risk due to the adverse financial condition of one or more customers.

We have established procedures for the review and monitoring of the credit worthiness of our customers and/or significant amounts owing from customers.  Despite our monitoring and procedures, especially in the current macroeconomic situation, we may find that, despite our efforts, one or more of our customers become insolvent or face bankruptcy proceedings.  Such events could have an adverse effect on our operating results if our receivables applicable to that customer become uncollectible in whole or in part, or if our customers' financial situation result in reductions in whole or in part of our ability to continue to sell our products or services to such customers at the same levels or at all.

Large potential environmental liabilities or costs of compliance may adversely impact our financial position, results of operations and cash flows.

Federal, state, foreign and local laws and regulations impose restrictions and controls on the discharge of materials, chemicals and gases used in our semiconductor manufacturing processes, and on the operation of our facilities and equipment.  We believe we use reasonable efforts to maintain a system of compliance and controls for these laws and regulations.  However, we cannot promise that these controls will be effective or that issues with respect to these matters will not occur.  There are also inherent limitations on the effectiveness of controls, including the failure of human judgment.
Under some laws and regulations, we could be held financially responsible for remedial measures if our properties are contaminated or if we send waste to a landfill or recycling facility that becomes contaminated, even if we did not cause the contamination.  Under other laws, we may be subject to fines and penalties if facilities or equipment are not operated in technical compliance with permit conditions or if required reports are not timely filed with applicable agencies.  Also, we may be subject to common law claims if we release substances that damage or harm third parties.  We have been subject to claims of governmental authorities and other third parties, and may continue to be in the future (See Note 11, "Environmental Matters", to our Consolidated Financial Statements set forth in Part II, Item 8).
Further, changes in environmental laws or regulations may require additional investments in capital equipment or the implementation of additional compliance programs in the future.  Additionally, if we were to divest additional facilities, our facilities may undergo further environmental review and investigation which may lead to previously unknown environmental liabilities.

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
We expect revenues from foreign markets to continue to represent a significant portion of total revenues.  We maintain or contract with others to promote significant operations and equipment in foreign countries, including wafer fabrication, product assembly and testing.  Among others, these risks include: changes in, or impositions of, legislative or regulatory requirements, including tax laws in the United States and in the countries in which we manufacture or sell our products; trade restrictions; transportation delays; work stoppages; economic and political instability; crime; kidnapping;  war; terrorism; and foreign currency fluctuations.  Additionally, in certain jurisdictions where we use third party contractors, the legal systems do not provide effective remedies to us when the contractor has breached its obligation or otherwise fails to perform.
In addition, it is more difficult in some foreign countries to protect our products or intellectual property rights to the same extent as is possible in the United States.  Therefore, the risk of piracy or misuse of our technology and product may be greater in these foreign countries.  Although we have not experienced any material adverse effect on our operating results as a result of these and other factors, such factors could have a material adverse effect on our financial condition and operating results in the future.

Unfavorable currency exchange rate fluctuations could adversely affect us.
As a result of our foreign operations, we have sales, expenses, assets and liabilities using foreign currencies. For example,
•	some of our manufacturing costs are denominated in British Pound, Mexican Peso and other foreign currencies; and
•	sales of our products are denominated in Euro, Japanese Yen and other foreign currencies; and
•	some property, plant and equipment purchases are denominated in Japanese Yen, Euro, British Pound and other foreign currencies.

As a result, movements in exchange rates could cause our net sales and expenses to fluctuate, affecting our profitability and cash flows.  We use foreign currency forward contracts to reduce our exposure to foreign currency exchange rate fluctuations.  The objective of these contracts is to reduce the impact of foreign currency exchange rate movements on our operating results.  We do not use these contracts for speculative or trading purposes.  These activities may not be successful in reducing our foreign currency exchange rate exposure, and could result in a material adverse effect on our results of operation and financial condition.
Some of our facilities are located near major earthquake fault lines, flood zones or high brush fire danger areas.

Our corporate headquarters, one of our manufacturing facilities, one of our key research facilities, one of key third party foundries and certain other critical business operations are located near major earthquake fault lines. In addition, one of our major manufacturing facilities is located in a high brush fire danger area. Another major manufacturing facility and the facilities of some of our third party contractors are potentially susceptible to flood risk. Some of these facilities have been affected by earthquakes and brush fires in the past and may again be in the future.  We could be materially and adversely affected in the event of a major earthquake, flood or brush fire.  Although we maintain insurance policies, we may not have or maintain sufficient insurance coverage at levels and with such deductibles and limitations that would prevent a material adverse effect on our financial condition or results of operations.
Certain general economic, regulatory and business factors not specific to the semiconductor industry that are largely out of our control may adversely affect our results of operations.
We may be affected by a number of general economic and business factors, many of which are beyond our control. These factors include interest rates, recession, inflation, exchange rates, consumer credit availability, consumer debt levels, health care costs and governmental policy, tax rates and policy, unemployment trends and other matters that influence consumer confidence and spending.  Unfavorable changes in any of these factors or in other business and economic conditions affecting our customers could increase our costs or impose practical limits on pricing, any of which could lower our profit margins and have a material adverse effect on our financial condition and results of operations.
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

Security breaches and other disruptions could compromise the integrity of our information and expose us to liability, which would cause our business and reputation to suffer.

We routinely collect and store sensitive data, including intellectual property and other proprietary information about our business and that of our customers, suppliers and business partners. The secure processing, maintenance and transmission of this information is critical to our operations and business strategy. Despite our security measures, our information technology and infrastructure may be vulnerable to attacks by hackers or breached due to employee error, malfeasance or other disruptions. Any such breach could compromise our networks and the information stored there could be accessed, publicly disclosed, lost or stolen. Any such access, disclosure or other loss of information could result in legal claims or proceedings and liability under laws that protect the privacy of personal information. It could also result in regulatory penalties, disrupt our operations and the services we provide to customers, damage our reputation and cause a loss of confidence in our products and services, which could adversely affect our business/operating margins, revenues and competitive position.
Terrorist attacks, such as those that took place on September 11, 2001, or threats or occurrences of other terrorist activities whether in the United States or internationally may affect the markets in which our common stock trades, the markets in which we operate and our profitability.

Terrorist attacks, such as those that took place on September 11, 2001, or threats or occurrences of other terrorist or related activities, whether in the United States or internationally, may affect the markets in which our common stock trades, the markets in which we operate and our profitability.  Future terrorist or related activities could affect our domestic and international sales, disrupt our supply chains and impair our ability to produce and deliver our products.  These activities could affect our physical facilities or those of our suppliers or customers, and make transportation of our supplies and products more difficult or cost prohibitive.  Due to the broad and uncertain effects that terrorist attacks have had on financial and economic markets generally, we cannot provide any estimate of how these activities might affect our future results.
Natural disasters, whether in the United States or internationally, may affect the markets in which our common stock trades, the markets in which we operate and our profitability.

Our corporate headquarters, one of our manufacturing facilities, one of our key research facilities, one of key third party foundries and certain other critical business operations are located near major earthquake fault lines. In addition, one of our major manufacturing facilities is located in a high brush fire danger area. Another major manufacturing facility and the facilities of some of our third party contractors are potentially susceptible to flood risk. Additionally, many of our other third party contractors perform work for us in areas susceptible to natural disasters.
Natural disasters, whether in the United States or internationally, generally may affect the markets in which our common stock trades, the markets in which we operate, our ability to achieve revenues and our profitability. In the past, our operations and those of our third party contractors have been affected by a number of natural disasters, including, among other things, earthquakes, fires, floods, volcanoes, hurricanes, and inclement weather, and may be affected by additional natural disasters in the future.  Additionally, such events could delay or result in cancellation of domestic and international sales, disrupt our supply chains, close factories and delay production, reduce sales and cancel orders, and impair our ability to produce and deliver our products. Such events could affect physical facilities, including without limitation, the facilities where we or our contractors or vendors produce materials and products (whether finished goods or raw materials and process chemicals and gases).  Such events could also make transportation of our supplies and products more difficult or cost prohibitive.  Additionally, to the extent we may not be able to satisfy contractual obligations, we may be subject to potential claims.

Due to the broad and uncertain effects that natural events could have on our Company, we cannot provide an estimate of how these activities might adversely affect our future results however, we could be materially and adversely affected by any of these events.  Also, although we maintain insurance policies, we may not have or maintain sufficient insurance coverage at levels and with such deductibles and limitations that would prevent a material adverse effect on our financial condition or results of operations.

ITEM 1B.  UNRESOLVED STAFF COMMENTS

As of the date of this Annual Report on Form 10-K, there are no unresolved Staff comments regarding our previously filed periodic or current reports under the Exchange Act.

ITEM 2.  PROPERTIES

We maintain manufacturing and office facilities around the world. Our manufacturing facilities, design centers and business offices as of June 24, 2012, are in the following locations:
Location	Owned	Leased	Semiconductor Silicon/Wafer Fabrication	Assembly/ Module Manufacturing	Design Center	Business/ Office
El Segundo, California (U.S.A.)	X	X	X		X	X
Temecula, California (U.S.A.)	X		X			X
San Jose, California (U.S.A.)		X		X	X	X
Irvine, California (U.S.A.)		X			X
Chandler, Arizona (U.S.A.)		X				X
Mesa, Arizona (U.S.A.)	X		X
Durham, North Carolina (U.S.A.)		X				X
Leominster, Massachusetts (U.S.A.)	X			X	X	X
Tewksbury, Massachusetts (U.S.A.)		X			X	X
St. Paul, Minnesota (U.S.A.)		X	X
Warwick, Rhode Island (U.S.A.)		X			X
Tijuana, Mexico	X			X		X
Reigate, England (U.K.)		X				X
Newport, Wales (U.K.)	X		X			X
Skovlunde, Denmark		X			X
Provence, France		X			X
Neu Isenburg, Germany		X				X
Pavia, Italy		X			X
Singapore		X				X
Beijing, China		X				X
Shanghai, China		X				X
Shenzhen, China		X				X
Hong Kong, China		X				X
Seoul, Korea		X				X
Osaka, Japan		X				X
Nagoya, Japan		X				X
Tokyo, Japan		X				X
Our manufacturing facilities in San Jose, California and Leominster, Massachusetts are dedicated for use by the HiRel segment. With the exception of the facilities at these two locations, the rest of our fabrication and assembly facilities are shared by the PMD, ESP, AP, EP, and HiRel segments. The IP segment generally operates out of our El Segundo, California business office.
We believe our current facilities, supplemented by third party contract wafer fabrication and assembly capacity, are adequate for our near-term operating needs; however, we continue to take a number of actions to respond to changes in customer demand.  Specifically, during fiscal year 2012 we added capacity to our existing external contract wafer fabrication capacity and assembly capacity related to certain proprietary and higher value-added products and programs.  Going forward we plan to further expand use of our external wafer fabrication contractors and assembly contractors.  Recently, we have made capacity adjustments to our internal factories, and are planning to partially or fully close certain factories that are older and less efficient.
In addition to the facilities listed above, we have sales or technical support offices located in China, Finland, France, Germany, India, Italy, Japan, Mexico, the Philippines, Russia, Singapore, South Korea, Taiwan, the United Kingdom and the United States.
ITEM 3.  LEGAL PROCEEDINGS
Our disclosures regarding the matters set forth in Note 11, "Environmental Matters," and Note 13, "Litigation," to our consolidated financial statements set forth in Part II, Item 8, herein, are incorporated herein by reference.

PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market Information
Our common stock is traded on the New York Stock Exchange ("NYSE") under the symbol "IRF." There were 1,095 registered holders of record of our common stock as of June 24, 2012.  Stockholders are urged to obtain current market quotations for the common stock.  For equity compensation plan information, please refer to Part III, Item 12, "Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters" herein, and matters incorporated herein by reference from the Company's proxy statement relating to the Company's 2012 annual meeting of stockholders to be filed within 120 days after June 24, 2012.
As of our fiscal year ended June 24, 2012, 13.5 million common stock shares are reserved for issuance under our stock option plans, of which 4.9 million stock options and restricted stock units are outstanding and approximately 8.5 million are available for future grants.  As of the fiscal year ended June 24, 2012, 1.7 million stock options are exercisable at an average exercise price of $16.31.
Dividends
No cash dividends have been declared to stockholders during the past three years, and we do not expect to declare cash dividends in the foreseeable future.  However; payment of dividends is within the discretion of our Board of Directors, and will depend upon, among other things, our earnings, financial condition, capital requirements, and general business conditions.
Stock Prices
The following table contains stock sales prices for each quarter of fiscal years 2012 and 2011:

	2012		2011
Fiscal Quarter	High	Low	High	Low
1st………………………	$28.60	$19.84	$20.95	$18.22
2nd…………………….	24.88	18.36	30.57	20.78
3rd…………………….	23.65	19.25	33.77	29.45
4th…………………….	23.30	17.62	34.56	24.66

Stock Performance
The following graph compares the cumulative total stockholder return of our common stock during the last five fiscal years with (i) the cumulative total return of the Standard and Poor's 500 Stock Index and (ii) the cumulative total return of the Standard and Poor's High Technology Composite Index.  The comparison assumes $100 was invested on July 2, 2008 in our common stock and in each of the foregoing indices and the reinvestment of dividends through fiscal year ended June 24, 2012.  The stock price performance on the following graph is not necessarily indicative of future stock price performance.

$200
$150
$100
$50
$0
2008
2009
2010
2011
2012
International Rectifier Corp
S&P 500 Index
S&P 500 Information Technology

Cumulative Total Return	End of Fiscal Year (In US Dollars)
	2008	2009	2010	2011	2012
International Rectifier Corporation	100	74	102	132	101
S&P 500 Index	100	72	84	99	104
S&P 500 Index Information Technology	100	80	96	108	127
Recent Sales of Unregistered Securities
None.
Purchase of Equity Securities
The following provides information on a fiscal monthly basis for the quarter ended June 24, 2012, with respect to the Company's purchases of equity securities:
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number (or Approximate Dollar Value) of Shares that May Yet be Purchased Under the Plans or Programs

March 26, 2012 to April 22, 2012	-	$-	-	$45,179,186
April 23, 2012 to May 20, 2012	-	$-	-	$45,179,186
May 21, 2012 to June 24, 2012	168,800	$18.59	168,800	$42,034,553

(1)	On October 27, 2008, the Company announced that its Board of Directors had authorized a stock repurchase program of up to $100 million. The Company announced on July 20, 2010, that its Board of Directors had authorized an additional $50 million for the stock repurchase program bringing the total authorized for the plan to $150 million. This plan may be suspended at any time without prior notice.

ITEM 6.  SELECTED FINANCIAL DATA

The following tables include consolidated selected summary financial data for each of our last five fiscal years.  The selected financial data as of and for our fiscal years ended June 24, 2012, June 26, 2011 and June 27, 2010 are derived from our audited Consolidated Financial Statements, contained in Part II, Item 8, "Financial Statements and Supplementary Data," of this report.  The selected financial data for the fiscal years ended June 28, 2009 and June 29, 2008 and as of June 27, 2010, June 28, 2009 and June 29, 2008 are derived from our audited Consolidated Financial Statements, which are not included in this report.  This information should be read in conjunction with our audited Consolidated Financial Statements and Management's Discussion and Analysis of Financial Condition and Results of Operations.

Statements of Operations Data	Fiscal Year Ended (1)
	June 24, 2012	June 26, 2011	June 27, 2010	June 28, 2009	June 29, 2008
(In thousands, except per share data)
Revenues	$1,050,588	$1,176,577	$895,297	$740,419	$984,830
Cost of sales	710,565	711,685	602,700	515,563	662,007
Gross profit	340,023	464,892	292,597	224,856	322,823
Selling, general and administrative expense	200,411	193,748	169,190	262,068	287,830
Research and development expense	135,105	119,339	99,310	98,211	105,812
Impairment of goodwill	69,421	-	-	23,867	32,624
Amortization of acquisition‑related intangible assets	8,369	6,768	4,375	4,408	4,656
Asset impairment, restructuring and other charges (recoveries)	-	(3,359)	289	56,493	3,080
Gain on disposition of property	(5,410)	-	-	-	-
Gain on divestiture	-	-	-	(96,136)	-
Operating income (loss)	(67,873)	148,396	19,433	(124,055)	(111,179)
Other expense, net	4,267	718	2,019	39,717	19,423
Interest income, net	(333)	(10,114)	(11,221)	(11,694)	(29,093)
Income (loss) from continuing operations before income taxes	(71,807)	157,792	28,635	(152,078)	(101,509)
(Benefit from) provision for income taxes	(16,757)	(8,754)	(52,192)	95,339	(42,268)
Income (loss) from continuing operations	$(55,050)	$166,546	$80,827	$(247,417)	$(59,241)

Net income (loss) per common share-basic	$(0.79)	$2.35	$1.13	$(3.42)	$(0.81)
Net income (loss) per common share-dilutive	$(0.79)	$2.33	$1.13	$(3.42)	$(0.81)

Balance Sheet Data
Total cash, cash equivalents, restricted cash and investments	$385,884	$499,668	$586,590	$604,441	$745,236
Total assets	1,531,823	1,670,984	1,440,917	1,401,307	1,868,398
Long-term debt, less current maturities	-	-	-	-	-

Notes:

1.	No dividends were paid by the Company during the five years presented.

 ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
This Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") should be read in conjunction with the other sections of this Annual Report on Form 10-K, including Part I, Item 1, "Business;" Part II, Item 6, "Selected Financial Data;" and Part II, Item 8, "Financial Statements and Supplementary Data." Except for historic information contained herein, the matters addressed in this MD&A constitute "forward‑looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended ("Securities Act"), and Section 21E of the Exchange Act, as amended. Forward‑looking statements may be identified by the use of terms such as "anticipate," "believe," "expect," "intend," "project," "will," and similar expressions. Such forward‑looking statements are subject to a variety of risks and uncertainties, including those discussed under the heading "Statement of Caution Under the Private Securities Litigation Reform Act of 1995," in Part I, Item 1A, "Risk Factors" and elsewhere in this Annual Report on Form 10-K, that could cause actual results to differ materially from those anticipated by us.  We undertake no obligation to update these forward‑looking statements to reflect events or circumstances after the date of this Annual Report or to reflect actual outcomes.
The following discussion and analysis provides information we believe is relevant to an assessment and understanding of our consolidated results of operations and financial condition.  This discussion should be read in conjunction with our consolidated financial statements and accompanying notes for the year ended June 24, 2012.  The discussion includes:

•	Overview
•	Results of Operations
•	Liquidity and Capital Resources
•	Critical Accounting Polices and Estimates

While we have made certain forward looking statements regarding revenues, gross margin, cash flows, selling, general and administrative expense and research and development expense in the following MD&A based on our current visibility into the market and current trends; markets remain somewhat uncertain and actual results could vary significantly based on changed conditions, among other reasons (See Part I, Item 1A, "Risk Factors").
Overview
Fiscal Year 2012 Developments
Our financial results for fiscal year 2012 include the following measures:
•	Our revenues were $1,050.6 million, a 10.7 percent decrease from the prior fiscal year.
•	Our gross margin was 32.4 percent, a decrease of 7.1 percentage points from 39.5 percent in the prior fiscal year.
•	Our net loss was $55.1 million, a 133.0 percent decrease from the prior fiscal year.
•	Our diluted net loss per share was $0.79, compared to diluted net income per share of $2.33 in the prior fiscal year.
•	We generated cash from operating activities of $41.1 million during fiscal year 2012 compared to generating cash from operating activities of $161.9 million in the prior fiscal year.

Our revenues were $1,050.6 million and $1,176.6 million for the fiscal years ended June 24, 2012 and June 26, 2011, respectively. We experienced strong demand for our products during fiscal year 2011; however during the fiscal year 2012 we experienced a sharp decline in demand. Our lower revenues during fiscal year 2012 were due to lower demand (i) in China, particularly in the appliance end market, (ii) in Europe from our industrial product component customers, and (iii) from our consumer product component customers worldwide. We currently expect revenues for first quarter of fiscal year 2013 to be between $235 million and $250 million.

Further, during fiscal year 2012, our Enterprise Power ("EP") segment experienced deteriorating market conditions, business trends and product mix, causing lower than expected performance. As a result, we recorded a goodwill impairment charge of $69.4 million relating to our EP segment in the fourth quarter of fiscal year 2012.

During fiscal year 2012, we have taken a number of actions to respond to a decrease in customer demand.  These actions included reviewing our manufacturing footprint and the sizing of our manufacturing workforce.  During fiscal year 2012, in order to provide us additional flexibility to adjust our internal manufacturing footprint to changes in demand, we added additional capacity to our existing contract wafer fabrication and assembly capacity related to certain proprietary and higher value-added products and programs.  In the past we have targeted external contractors for up to 30 percent of our wafer fabrication needs, and 60 percent of our packaging needs.  Going forward, we plan to further expand our use of external contractors for up to 50 percent of our wafer fabrication needs, and 70 percent of our packaging needs. We will continue to monitor the demand environment and we may seek to further adjust our operational footprint to reflect changes in demand.
In the fourth quarter of fiscal year 2012, as a result of decreased customer demand resulting in changes in our manufacturing strategy, we determined that our plant assets and machinery and equipment relating to our El Segundo, California fabrication facility were impaired, and we recorded an impairment charge of $2.5 million. In addition to the above asset impairment charge, we wrote-off $1.9 million of inventory held in our El Segundo California fabrication facility which we determined would not be consumed as a result of our change in manufacturing strategy. The asset impairment charge and inventory write-off were related to the Energy Saving Products ("ESP") segment and recorded in cost of sales in the consolidated statement of operations during fiscal year 2012.

On August 22, 2012, we announced a restructuring plan to modify our manufacturing strategy and lower our operating expenses in order to align our cost structure with current business conditions.  As part of the plan, we intend to close our El Segundo wafer fabrication facility, resize our Newport, Wales wafer fabrication facility and take other cost reduction actions.  We plan to complete the closure of our El Segundo, California facility by the end of March, 2013.  The resizing of our Newport, Wales fabrication facility is expected to continue in several phases through the middle of calendar year 2015.  We also intend to reduce our selling, general and administrative costs and research and development costs.  In conjunction with the plan, we expect to incur approximately $8 million to $9 million of severance and related costs in the first quarter of fiscal year 2013. Additionally, we anticipate that we will incur additional future workforce reductions and other costs, the amount and timing of  which we cannot reasonably estimate at this time, to close or consolidate our facilities or take other actions in connection with the plan (See Part II, Item 8, Notes to Consolidated Financial Statements- Note 15, "Subsequent Events", and Item 1A, "Risk Factors- Our restructuring programs may not achieve their goals, could be costly, delayed and disruptive to our business, and could materially adversely affect our results and financial condition").
Our gross margin percentage for fiscal year 2012 was 32.4 percent, a decrease of 7.1 percentage points from fiscal year 2011, as a result of an unfavorable mix due to a decline in industrial component sales which generally have higher gross margins than our consumer and computing component product sales, a decrease in factory utilization, as well as increased inventory reserves. In the first quarter of fiscal year 2013, we expect our gross margin to be about 28 percent.

During the fiscal year ended June 24, 2012, our SG&A expenses increased $6.7 million from the prior year, and increased as percentage of revenues by 2.6 percentage points to 19.1 percent of revenues. This increase in SG&A expenses was due primarily to costs associated with the implementation of our Enterprise Resource Planning ("ERP") system, increased professional services costs, and an increase in headcount related costs partially offset by lower incentive bonus and commissions. We successfully implemented a new ERP system worldwide at the beginning of the second quarter of fiscal year 2012. This system integrates areas of the Company that were previously using separate functional or regional systems for most key business processes. As a result of the implementation, the Company expects to achieve operational efficiencies, cost savings, better financial and operational controls, and enhanced information for decision-making, and has begun to experience those benefits. The depreciation associated with our ERP system is approximately $2 million per quarter beginning with the second quarter of fiscal year 2012, and is charged to SG&A expense. We expect our SG&A expenses to decrease to less than $50 million per quarter in fiscal year 2013 as we expect to gain operational efficiencies from the ERP system which will allow us to operate our business at lower relative SG&A cost levels. Our ERP implementation process has been and continues to be complex, time-consuming, and costly, and exposes us to certain risks, including operational risks (see Part II, Item 1A, "Risk Factors - While our ERP software platform has become operational, we continue to be subject to operational and other risks").

During the fiscal year ended June 24, 2012, R&D spending increased by $15.8 million from the prior fiscal year, and increased as percentage of revenues by 2.8 percentage points to 12.9 percent of revenues.  The increase in R&D expense was primarily due to increased material costs associated with developing new products, and increased headcount, including headcount from the CHiL Semiconductor Corporation ("CHiL") acquisition, partially offset by lower incentive bonus.  We expect to maintain our investment levels in new product development over the next year in order to meet our longer term revenue goals.

We generated cash flows from operating activities of $41.1 million for fiscal year 2012, a decrease in cash flow from operating activities from the prior fiscal year, which was $161.9 million. Our cash, cash equivalents and short-term and long-term investments as of June 24, 2012 totaled $384.3 million (excluding restricted cash of $1.5 million), compared to $497.6 million (excluding restricted cash of $2.1 million) as of June 26, 2011. The decrease in our cash, cash equivalents and investments was primarily due to increases in inventory of $44.5 million, capital expenditures in excess of depreciation of $43.1 million, and the repurchase of common stock for $26.7 million.

Segment Reporting
For the description of our reportable segments, see Note 8, "Segment Information", to our Consolidated Financial Statements set forth in Part II, Item 8.
Four of our five ongoing customer segments, namely, PMD, ESP, AP and EP, generally share the same manufacturing base and sales, marketing, and distribution channels.  While each segment focuses on different target markets and applications, there are common performance elements arising from that shared manufacturing base and sales, marketing, and distribution channels.  As a result, while we manage performance of these segments individually, we also analyze performance of these segments together, separately from our other ongoing customer segment, HiRel.  For ease of reference, we refer to these four segments collectively as our "Commercial Segments."  What we refer to as our "ongoing customer segments" include our PMD, ESP, AP, EP and HiRel reporting segments, and what we refer to as our "ongoing segments" include the ongoing customer segments as well as the IP reporting segment.

Results of Operations
Selected Operating Results
The following table sets forth certain items included in selected financial data as a percentage of revenues (in millions, except percentages):

	Fiscal Year Ended
	June 24, 2012		June 26, 2011		June 27, 2010
Revenues	$1,050.6	100.0%	$1,176.6	100.0%	$895.3	100.0%
Cost of sales	710.6	67.6	711.7	60.5	602.7	67.3
Gross profit	340.0	32.4	464.9	39.5	292.6	32.7
Selling, general and administrative expense	200.4	19.1	193.7	16.5	169.2	18.9
Research and development expense	135.1	12.9	119.3	10.1	99.3	11.1
Impairment of goodwill	69.4	6.6	-	-	-	-
Amortization of acquisition‑related intangible assets	8.4	0.8	6.8	0.6	4.4	0.5
Asset impairment, restructuring and other charges (recoveries)	-	-	(3.4)	(0.3)	0.3	-
Gain on disposition of property	(5.4)	(0.5)	-	-	-	-
Operating income (loss)	(67.9)	(6.5)	148.4	12.6	19.4	2.2
Other expense, net	4.3	0.4	0.7	0.1	2.0	0.2
Interest income, net	(0.3)	-	(10.1)	(0.9)	(11.2)	(1.3)
Income (loss) before income taxes	(71.9)	(6.8)	157.8	13.4	28.6	3.2
Benefit from income taxes	(16.8)	(1.6)	(8.7)	(0.7)	(52.2)	(5.8)
Net income (loss)	$(55.1)	(5.2)%	$166.5	14.2%	$80.8	9.0%

Amounts and percentages in the above table may not total due to rounding.

Revenues and Gross Margin
Revenues and Gross Margin for Fiscal year 2012 Compared to Fiscal Year 2011
The following table summarizes revenues and gross margin by reportable segment for the fiscal year ended June 24, 2012 compared to the fiscal year ended June 26, 2011.  The amounts in the following table are in thousands:

	Fiscal Years Ended
	June 24, 2012			June 26, 2011			Change
	Revenues	Gross Margin	Gross Margin %	Revenues	Gross Margin	Gross Margin %	Revenues %	Gross Margin ppt
Power Management Devices (PMD)	$367,913	$83,805	22.8%	$456,764	$144,140	31.6%	(19.5)%	(8.8) ppt
Energy Saving Products (ESP)	243,340	84,972	34.9	275,044	122,841	44.7	(11.5)	(9.8)
Automotive Products (AP)	113,353	25,326	22.3	112,174	33,542	29.9	1.1	(7.6)
Enterprise Power (EP)	132,164	45,913	34.7	134,627	59,425	44.1	(1.8)	(9.4)
Commercial segments total	856,770	240,016	28.0	978,609	359,948	36.8	(12.5)	(8.8)
HiRel	192,229	98,418	51.2	190,547	97,523	51.2	0.9	-
Customer segments total	1,048,999	338,434	32.3	1,169,156	457,471	39.1	(10.3)	(6.8)
Intellectual Property (IP)	1,589	1,589	100.0	7,421	7,421	100.0	(78.6)	-
Consolidated total	$1,050,588	$340,023	32.4%	$1,176,577	$464,892	39.5%	(10.7)%	(7.1) ppt

 Revenues

Revenues from all our segments, taken as a whole, decreased by $125.9 million, or 10.7 percent, while revenues from our customer segments (which exclude the IP segment) decreased by $120.2 million, or 10.3 percent, for the fiscal year ended June 24, 2012, as compared to the prior year comparable period.  Revenues for our commercial segments taken as a whole decreased 12.5 percent from the prior year comparable period which was near the peak of the semiconductor cycle. We experienced lower demand among industrial product components, decrease of demand for our products used in consumer appliance and air conditioner applications, and weakness in the consumer end market.  These declines were slightly offset by increased sales in our products sold in automotive applications.  Revenues for our HiRel segment increased 0.9 percent from the prior year comparable period.
Within our commercial segments, AP revenue increased 1.1 percent for fiscal year 2012 as compared to the prior year comparable period.  Revenues for our AP segment increased due to an increase in demand as a result of increased production within the automotive industry.  Revenues for our PMD segment decreased 19.5 percent compared to the prior year comparable period due to a decrease in demand for universal power supply components, consumer products components, and our industrial products components.  Revenues for our ESP segment decreased 11.5 percent due to decreased demand in our industrial and consumer appliance related products.  Revenues for our EP segment decreased 1.8 percent compared to the prior year comparable period due to lower sales of server component products, which was partially offset by an increase in high performance computing, and increased revenue from digital power products related to the CHiL acquisition.  We continue to believe that digital power products will experience significant growth in the future.
For the fiscal year 2012, our HiRel segment revenues increased 0.9 percent compared to the prior year comparable period.  HiRel experienced slight changes in product line mix with most market areas either maintaining or experiencing modest demand growth during fiscal year 2012.
For the fiscal year 2012, our IP segment revenues decreased $5.8 million or 78.6 percent, to $1.6 million. The decline in revenue was due to a significant decline in royalty payments from our largest licensee effective as of late fiscal year 2011.  With the expiration of additional licensed patents, we expect our IP segment revenues will be approximately $0.4 million in each of the next several quarters.  We are, however, seeking the consummation of additional license agreements which could increase such revenue in the future.

Gross Margin

Our gross margin decreased by 7.1 percentage points to 32.4 percent for fiscal year 2012 compared to the prior year comparable period. This decrease in our gross margin was the result of a decrease of 8.8 percentage points in gross margin for our commercial segments taken as a whole, while gross margins in our HiRel segment remained flat at 51.2 percent. The decrease in gross margin for all of our commercial segments was primarily due to unfavorable change in product mix; increased costs associated with lower factory utilization, and increased inventory reserves, as well as costs related to the impairment of our El Segundo fabrication facility recorded in cost of sales for our ESP segment. Our EP segment's unfavorable product mix was due to an increase in computing components business, which has lower gross margins than our server business. Our AP segment's unfavorable product mix was due to a decrease in our IC product demand, which are higher margin products than our MOSFET products. Our ESP segment's unfavorable product mix was due to a decrease in HVIC demand, which generally are higher margin products than our IGBT products. Our PMD segment's unfavorable change in product mix was due to reduced sales of our industrial products, which have higher gross margins than our consumer components business, as well as price erosion.
Revenues and Gross Margin for Fiscal Year 2011 Compared to Fiscal Year 2010
The following table summarizes revenues and gross margin by reportable segment for the fiscal year ended June 26, 2011 compared to the fiscal year ended June 27, 2010.  The amounts in the following table are in thousands:

	Fiscal Years Ended
	June 26, 2011			June 27, 2010			Change
	Revenues	Gross Margin	Gross Margin %	Revenues	Gross Margin	Gross Margin %	Revenues %	Gross Margin ppt
Power Management Devices (PMD)	$456,764	$144,140	31.6%	$345,610	$57,160	16.5%	32.2%	15.1 ppt
Energy Saving Products (ESP)	275,044	122,841	44.7	185,404	74,696	40.3	48.3	4.4
Automotive Products (AP)	112,174	33,542	29.9	72,932	17,630	24.2	53.8	5.7
Enterprise Power (EP)	134,627	59,425	44.1	128,691	54,450	42.3	4.6	1.8
Commercial segments total	978,609	359,948	36.8	732,637	203,936	27.8	33.6	9.0
HiRel	190,547	97,523	51.2	153,213	79,214	51.7	24.4	(0.5)
Customer segments total	1,169,156	457,471	39.1	885,850	283,150	32.0	32.0	7.1
Intellectual Property (IP)	7,421	7,421	100.0	9,447	9,447	100.0	(21.4)	-
Consolidated total	$1,176,577	$464,892	39.5%	$895,297	$292,597	32.7%	31.4%	6.8ppt

Revenues

Revenues from all our segments, taken as a whole, increased by $281.3 million, or 31.4 percent, while revenues from our customer segments (which excludes the IP segment) increased by $283.3 million, or 32.0 percent, for the fiscal year ended June 26, 2011 compared to the fiscal year ended June 27, 2010.  Revenues for our Commercial Segments taken as a whole increased 33.6 percent from prior fiscal year as a result of increased demand for our consumer related product components, increased sales in our products sold in server and storage applications, and an increase in demand for our products used in consumer appliance and air conditioner applications.  Revenues for our HiRel segment grew 24.4 percent from the prior fiscal year.

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

Our HiRel segment revenues increased 24.4 percent for fiscal year 2011 compared to fiscal year 2010 due to strengthening in most of HiRel's traditional market.  The space and commercial aerospace markets experienced significant increases in demand, while undersea and other heavy duty applications have experienced moderate demand increases.

Our IP segment revenues decreased $2.0 million, or 21.4 percent, to $7.4 million.
Gross Margin
Our gross margin improved by 6.8 percentage points for the fiscal year 2011 compared to fiscal year 2010.  This increase in our gross margin was the result of an increase of 9.0 percentage points in gross margin for our Commercial Segments taken as a whole.  The increase in margin for our Commercial Segments was primarily due to a favorable change in the product mix towards higher margin products within our Commercial Segments, and improvement in factory utilization, as a result of higher production volumes, resulting in lower fixed costs per unit.  The favorable change in the product mix to higher margin products was primarily in three of our Commercial Segments; PMD, AP and ESP.  The favorable change in our PMD segment's product mix was due to an increase in the volume of product shipments into the industrial market compared to the consumer market.  Our ESP segment's favorable change in product mix was due to an increase in sales of our higher-margin appliance products. The favorable change in our AP segment's product mix was due to an increase in the volume of product shipments of our higher margin intelligent power switch components.

HiRel segment's gross margin dollars increased from $79.2 million to $97.5 million year over year and declined by 0.5 percentage points as a percentage of revenues for the fiscal year 2011 compared to the prior fiscal year.

Selling, General and Administrative Expense

(Dollar amounts in thousands)	Fiscal Year Ended June 24, 2012	% of Revenues	Fiscal Year Ended June 26, 2011	% of Revenues	Fiscal Year Ended June 27, 2010	% of Revenues	% Revenues Change 2012 vs. 2011	% Revenues Change 2011 vs. 2010
Selling, General and Administrative Expense	$200,411	19.1%	$193,748	16.5%	$169,190	18.9%	2.6 ppt	(2.4) ppt

Selling, general and administrative expense was $200.4 million (19.1 percent of revenues) and $193.7 million (16.5 percent of revenues) for the fiscal years ended June 24, 2012 and June 26, 2011, respectively. The year-over-year increase of $6.7 million in selling, general and administrative expense was primarily due to costs associated with the implementation of our ERP system, increased professional services costs, and an increase in headcount related expenses, partially offset by lower incentive bonus and commissions.  Depreciation associated with the ERP system is approximately $2.0 million per quarter beginning with the second quarter of fiscal year 2012 and is charged to SG&A expense.  We expect our SG&A expenses to decrease to less than $50 million per quarter in the fiscal year 2013 as we expect to gain operational efficiencies from the ERP system which will allow us to operate our business at a lower relative SG&A cost level.

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

Research and Development Expense
(Dollar amounts in thousands)	Fiscal Year Ended June 24, 2012	% of Revenues	Fiscal Year Ended June 26, 2011	% of Revenues	Fiscal Year Ended June 27, 2010	% of Revenues	% Revenues Change 2012 vs. 2011	% Revenues Change 2011 vs. 2010
Research and Development Expense	$135,105	12.9%	$119,339	10.1%	$99,310	11.1%	2.8ppt	(1.0) ppt
Research and development expense was $135.1 million (12.9 percent of revenues) and $119.3 million (10.1 percent of revenues) for the fiscal years ended June 24, 2012 and June 26, 2011, respectively. The year-over-year increase of $15.8 million in R&D expenses was primarily due to increased material costs associated with developing new products, and increased headcount, including headcount from the CHiL Semiconductor Corporation ("CHiL") acquisition, partially offset by lower incentive bonus.  We expect to maintain our investment levels in new product development over the next fiscal year in order to meet our longer term revenue goals.
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
Impairment of Goodwill
In the fourth quarter of fiscal year 2012, we completed our annual goodwill impairment tests, taking into account current and anticipated future economic conditions and technology trends, and estimated future operating results. After completing the first step in the goodwill impairment analysis, we concluded that the goodwill in the EP segment was impaired. Several factors led to a reduction in forecasted EP segment cash flows, including, among others, deteriorating market conditions, business trends and projected product mix, causing lower than expected performance. As a result, the net book value of our EP segment exceeded its estimated fair value determined using a discounted cash flow analysis. As the estimated fair value was less than the net book value, we performed the second step of the impairment test, and as a result, we recorded a goodwill impairment charge of $69.4 million relating to our EP segment in fiscal year 2012.

During the fourth quarter of fiscal years 2011, and 2010, we completed our annual goodwill impairment tests.  Based on the results of these tests, no impairment was recorded.

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

The following table summarizes restructuring charges net of recoveries incurred related to the restructuring initiatives discussed below.  These charges were recorded in asset impairment, restructuring and other charges (recoveries) (in thousands):

	Fiscal Year Ended
	June 24, 2012	June 26, 2011	June 27, 2010
Reported in asset impairment, restructuring and other charges
(recoveries):
Asset impairment	$-	$-	$-
Severance and workforce reduction costs (recoveries)	-	(3,426)	194
Other charges	-	67	95
Total asset impairment, restructuring and other charges
(recoveries)	$-	$(3,359)	$289

In addition to the amounts in the table above, $1.0 million of workforce reduction expense related to retention bonuses was recorded in cost of sales during the fiscal years 2010 related to the restructuring initiatives. In fiscal year 2011, as a result of our decision to suspend for the foreseeable future our El Segundo Fabrication Facility Closure Initiative (as described below), we recorded a net credit to cost of sales for approximately $1.0 million to accrued workforce reduction costs related to retention bonuses. We also incurred costs to relocate and install equipment of $0.2 million, and $2.1 million for the fiscal years ended June 26, 2011 and June 27, 2010, respectively. These costs are not considered restructuring costs and were recorded in costs of sales.

The following table summarizes changes in our restructuring related accruals for fiscal years ended June 24, 2012, June 26, 2011 and June 27, 2010,  which are included in other accrued expenses on the balance sheet (in thousands):

	Newport, Wales	El Segundo	All Other (1)
Accrued severance and workforce reduction costs, June 28, 2009	$359	$3,535	$376
Charged to asset impairment, restructuring and other charges	-	357	-
Charged to operating expenses	-	1,006	31
Costs paid	(347)	(2)	(244)
Foreign exchange gains	(12)	-	-
Change in provision	-	-	(163)
Accrued severance and workforce reduction costs, June 27, 2010	-	4,896	-
Change in provision	-	(4,435)	-
Accrued severance and workforce reduction costs, June 26, 2011	-	461	-
Cost paid	-	(461)	-
Accrued severance and workforce reduction costs, June 24, 2012	$-	$-	$-

(1)	All Other includes accruals related to Research and Development Facility, the Divestiture, and Other Activities and Charges.

The following table summarizes the total asset impairment, restructuring and other charges (recoveries) by initiative for fiscal years 2011, and 2010:

	El Segundo	Research & Development Facility	Other Charges	Total
Fiscal 2010 reported in asset impairment, restructuring and other charges (recoveries):
Severance and workforce reduction costs	$357	$(47)	$(116)	$194
Other charges	-	95	-	95
Fiscal 2010 total asset impairment, restructuring and other charges (recoveries)	$357	$48	$(116)	$289

Fiscal 2011 reported in asset impairment, restructuring and other charges (recoveries):
Severance and workforce reduction costs (recoveries)	$(3,426)	$-	$-	$(3,426)
Other charges	-	67	-	67
Fiscal 2011 total asset impairment, restructuring and other charges (recoveries)	$(3,426)	$67	$-	$(3,359)

El Segundo, California Facility Closure Initiative

We adopted a plan for the closure of our El Segundo, California fabrication facility during fiscal year 2009. The expectation was that the plan would be carried out through calendar year 2010 with a revised estimated total pre-tax cost of $12.1 million, of which approximately $0.4 million would be non-cash charges. These estimated charges consisted of severance and other workforce reduction costs of $5.9 million and other costs incurred to close or consolidate the facility of $6.2 million. Approximately $1.0 million of the additional costs related to equipment relocation and installation and the reconfiguration of ventilation systems. These costs were charged to operating expense as incurred. The restructuring charges recorded through fiscal year 2010 under this initiative included $4.0 million of severance, $1.7 million of other workforce reduction costs, and $3.9 million of other charges for this initiative. Due to higher demand than what had been anticipated at the time the plan was adopted, in mid-fiscal 2011 we suspended, for the foreseeable future, the closure of this facility. As a result of suspending this closure initiative, we recorded a credit to asset impairment, restructuring and other charges for approximately $3.5 million for previously accrued severance costs in fiscal year 2011. We paid the remaining $0.5 million of accrued retention bonuses under this initiative during fiscal year 2012.

During the first quarter of fiscal year 2013, we announced a restructuring plan to modify our manufacturing strategy and lower our operating expenses.  As part of the plan, we intend to close the El Segundo, California fabrication facility (See Note 15, "Subsequent Events").

Research and Development Facility Closure Initiative

In the third quarter of fiscal year 2008, we adopted a plan for the closure of our Oxted, England facility and our El Segundo, California Research and Development ("R&D") fabrication facility.  The costs associated with closing and exiting these facilities and severance costs were approximately $7.5 million.  Of this amount, approximately $5.4 million represented the cash outlay related to this initiative.  We have completed the closure of the Oxted, England facility.

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

Other Expense, Net
Other expense, net includes, primarily, gains and losses related to foreign currency fluctuations and investment impairments.  Other expense, net, was $4.3 million and $0.7 million for the fiscal years ended June 24, 2012 and June 26, 2011, respectively.  Other  expense, net for the fiscal year ended June 24, 2012 includes a foreign currency exchange loss of $3.5 million due to significant fluctuations in foreign currency exchange rates in the first and fourth quarters, and investment impairment charges of $2.9 million, which were partially offset by a $1.3 million release of tax indemnification reserves.  The fiscal year ended June 26, 2011 includes investment impairment charges of $1.4 million and foreign currency exchange losses of $1.2 million which were partially offset by the net release of $1.4 million of reserves related to an indemnification for tax liabilities for which the statute of limitations had expired.
For fiscal years ended June 24, 2012, June 26, 2011 and June 27, 2010, we recognized foreign currency exchange losses of $3.5 million, $1.2 million, and $1.9 million, respectively, in other expense, net. These losses were primarily from the re-measurement into the functional currency of non-functional currency receivable and payable balances, including such intercompany balances, partially offset by foreign currency forward contracts.
Other expense, net, was $0.7 million and $2.0 million for the fiscal years ended June 26, 2011 and June 27, 2010, respectively.  The decrease in expense was due primarily to a decrease in other-than-temporary investment impairment charges to $1.4 million in fiscal year 2011 compared to $3.4 million during fiscal year 2010, and lower foreign currency exchange losses in fiscal year 2011 compared to fiscal 2010 as noted below.  These decreases in other expense were partially offset by a lower gain related to a put option on an equity investment in fiscal year 2011 compared to fiscal year 2010.
Interest Income, Net
Interest income includes, primarily, realized gains related to the disposal of investments, and interest income from investments.  Interest income was $0.8 million, $10.7 million and $11.7 million for the fiscal years ended June 24, 2012, June 26, 2011 and June 27, 2010, respectively.  The decline in interest income for the fiscal year ended June 24, 2012 was due primarily to a reduction of realized gains from the disposal of investments of $8.0 million, and a combination of lower average balances of interest bearing investments and lower interest rates that reduced interest income by $1.9 million.  The gains from disposal of investments primarily related to our asset-backed and mortgage-backed securities.  These investments have been liquidated by the end of the third quarter of fiscal year 2012.  As a result of the liquidation of these securities, and current low interest rates, we expect interest income for fiscal year 2013 to be at minimal levels.
Interest expense was has remained relatively flat at $0.5 million, $0.6 million, and $0.5 million for the fiscal years ended June 24, 2012, June 26, 2011 and June 27, 2010, respectively.
Income Taxes
The effective tax rate was a benefit of 23.3 percent and (5.6) percent for the fiscal years ended June 24, 2012 and June 26, 2011, respectively.  The rate for the fiscal year ended June 24, 2012 was lower than the U.S. federal statutory rate of 35 percent primarily due to a release of valuation allowances, and lower statutory rates in certain foreign jurisdictions which were partially offset by an increase in uncertain tax positions and deemed distributions.  The rate for the fiscal year ended June 26, 2011 was lower than the U.S. federal statutory rate of 35 percent primarily due to the release of contingent liabilities related to uncertain tax positions and lower statutory rates in certain foreign jurisdictions which were partially offset by actual and deemed distributions.

Our effective tax rate for the fiscal year ended June 24, 2012 was benefitted by a decrease of 24.7 percent due to the net release of $17.8 million of valuation allowances. The gross release of the valuation allowance was comprised of: (i) an effective tax rate impact of 39.9 percent as a result of a three-year pretax cumulative income at one of our U.K. subsidiaries which resulted in the release of $28.6 million of deferred tax assets, and (ii) by 2.5 percent due to goodwill impairment totaling $1.8 million.  The gross increase of the valuation allowance was comprised of: (i) an effective tax rate impact of (14.3) percent as a result of recording a valuation allowance on our California deferred tax assets in the amount of $10.3 million, and (ii) (3.4) percent related to an increase in the valuation allowance associated with U.S. federal and states current year results totaling $2.3 million.

Our effective tax rate for the fiscal year ended June 26, 2011 was reduced by 19.2 percent due to the release of $30.3 million of valuation allowances. The releases were comprised of: (i) an effective tax rate impact of 13.1 percent as a result of current year profitability utilizing $20.7 million of deferred tax assets in the U.S.; and (ii) an effective tax rate impact of 6.1 percent as a result of a change in the structure of a U.K. subsidiary so that it was operating with a structured and certain profit. With such a structured and certain profit, the U.K. subsidiary's forecasted income became a more reliable source of taxable income and allowed for a corresponding valuation allowance release of $9.6 million.

The rate for the fiscal year ended June 27, 2010 was lower than the U.S. federal statutory rate of 35 percent primarily due to the release of contingent liabilities related to uncertain tax positions and lower statutory rates in certain foreign jurisdictions which were partially offset by actual and deemed distributions.

The nature and quantity of the release of the contingent liabilities for fiscal year ended June 27, 2010, was as follows: (i) decreases for positions taken in a prior year were $11.5 million, (ii) decreases for settlements with taxing authorities were $35.3 million, and (iii) decreases for lapses in the applicable statute of limitations were $4.4 million. The $11.5 million portion of the contingent liability releases relates primarily to filing amended tax returns with U.S. states resulting in refunds of $5.1 million, and additional facts developed over time relating to uncertain foreign tax positions of $6.2 million. The $35.3 million portion of the contingent liability releases relates to (a) a favorable ruling in the amount of $18.3 million from the U.S. Joint Committee on Taxation in respect of prior year refund claims, and (b) $17.0 million arising from the settlement of a refund claim with Singapore tax authorities. The $4.4 million portion of the contingent liability release relates to the lapse of several statutes of limitations in foreign jurisdictions.

During this fiscal year, we recorded a deferred charge of $16.5 million and valuation allowance of $13.4 million related to certain intercompany transactions which reduced our deferred tax assets and associated valuation allowance in the U.S. by $3.1 million. Also during the current fiscal year, we revised our estimate of the necessary U.K. valuation allowance which is associated with a deferred charge in connection with certain intercompany transactions and recorded a $6.2 million net credit to the tax provision which lowered our foreign tax rate. Amortization in this quarter resulted in a net deferred charge of $2.8 million and $5.5 million for the U.S. and U.K., respectively.

We operate in multiple foreign jurisdictions with lower statutory tax rates than the United States, and our operation in Singapore has the most significant impact on the effective tax rate for the fiscal year 2012.  We expect to be subject to an effective tax rate of 17 percent in Singapore for fiscal year 2013.

Liquidity and Capital Resources
Cash Requirements
Contractual Obligations
Our contractual obligations described below, as of the fiscal year ended June 24, 2012 are as follows (in thousands):

		Payments Due by Period
Contractual Obligations	Total	Less than 1 Year	1 - 2 Years	2 - 3 Years	3 - 4 Years	4 - 5 Years	5 Years & Thereafter
Operating leases (1)	$43,953	$9,923	$7,882	$7,567	$6,167	$4,217	$8,197
Purchase commitments:
Capital purchase obligations	12,550	12,260	290	-	-	-	-
Other purchase obligations	129,856	123,539	4,404	913	653	347	-
Total contractual obligations	$186,359	$145,722	$12,576	$8,480	$6,820	$4,564	$8,197

	Amount of Commitment by Expiration Period
Commercial commitments	Total	2013	2014	2015	2016	Thereafter
Bank guarantees and letters of credit (1)	$915	$915	$-	$-	$-	$-
Total bank guarantees and letters of credit	$915	$915	$-	$-	$-	$-
(1)	These represent our off-balance sheet arrangements.
The contractual obligations table above does not include reserves recorded in fiscal year 2007 for indemnifications provided to Vishay related to certain tax obligations for divested entities or for liabilities related to unrecognized tax benefits, as we are unable to reasonably estimate the timing of settlement for these liabilities.  As of June 24, 2012, we have reserves of $1.9 million in other long-term liabilities for the indemnification liability and $19.5 million for non-current liabilities related to unrecognized tax benefits.
Other purchase obligations in the table above represent non capital related agreements with vendors to supply inventory, inputs and/or services to all of our world-wide fabrication and assembly facilities.
On October 27, 2008, our Board of Directors authorized a stock repurchase program of up to $100.0 million.  On July 20, 2010 our Board of Directors authorized an increase in the stock repurchase program limit by an additional $50.0 million bringing the total program authorization to $150.0 million.  Repurchases of our shares of common stock under this program may be made in the open market or through privately negotiated transactions.  The timing and actual number of shares repurchased depends on market conditions and other factors.  The stock repurchase program may be suspended at any time without prior notice.  For the fiscal year ended June 24, 2012, we repurchased approximately 1.3 million shares for approximately $26.7 million.  To date, we have purchased an aggregate of approximately 5.9 million shares for approximately $108.0 million under the program.
As of June 24, 2012, we had no outstanding credit facilities or long-term debt.

Off-Balance Sheet Arrangements

In the normal course of business, we enter into various operating leases for buildings and equipment.  In addition, we provide standby letters of credit or other guarantees as required for certain transactions.  From time to time, we provide cash collateral in support of outstanding letters of credit as we do not have a standing facility to provide security for letters of credit.  See tables under "Contractual Obligations" as disclosed previously in this "Liquidity and Capital Resources" section.
Sources and Uses of Cash
We require cash to fund our operating expense and working capital requirements, capital expenditures, strategic growth initiatives, and funds to repurchase our common stock under our stock repurchase program.  Our primary sources for funding these requirements are cash and investments on hand and cash from operating activities.  While we currently have no outstanding long-term debt or credit facilities, in the longer term, we may need to borrow funds to meet our cash requirements. As such, from time to time, we may enter in credit facilities or sell debt securities to provide additional liquidity.

As of June 24, 2012, we had $384.3 million of cash (excluding $1.5 million of restricted cash), cash equivalents and short-term and long-term investments, consisting of available-for-sale fixed income and investment‑grade securities, a decrease of $113.2 million from June 26, 2011.  The decrease in our cash and investments was primarily due to increases in inventory of $44.5 million, capital expenditures in excess of depreciation of $43.1 million, and the repurchase of common stock for $26.7 million.
Our investments in fixed income securities included asset-backed securities which were severely impacted by the subprime mortgage and other ensuing credit crises.  These investments were liquidated prior to June 24, 2012.
Total cash (excluding restricted cash), cash equivalents, and investments at the end of each year were as follows (in thousands):
	Fiscal Year Ended
	June 24, 2012	June 26, 2011
Cash and cash equivalents	$305,423	$298,731
Investments	78,926	198,866
Total cash, cash equivalents, and investments	$384,349	$497,597

We believe that our existing cash and cash equivalents will be sufficient to meet operating requirements and satisfy our existing balance sheet liabilities and other cash obligations for at least the next twelve months.  Our cash and cash equivalents are available to fund working capital needs, strategic growth initiatives, if any, repurchase of stock for our common stock repurchase program and capital expenditures.  During fiscal year 2011 and fiscal year 2012, we have taken actions to meet our longer term revenue growth goals, including ongoing capital investments in our existing manufacturing operations. We plan to continue expanding our manufacturing capabilities for key technologies in anticipation of meeting our long term strategic goals.
Our outlook for fiscal year 2013 is that our cash flow from operating activities will be positive.  We estimate that cash capital equipment expenditures for the first quarter of fiscal year 2013 will be about $34 million as we invest in new manufacturing process technologies.

Cash Flow
Our cash flows were as follows (in thousands):
	Fiscal Year Ended
	June 24, 2012	June 26, 2011	June 27, 2010
Cash flows provided by operating activities	$41,051	$161,889	$53,011
Cash flows used in investing activities	(3,319)	(74,645)	(167,456)
Cash flows used in financing activities	(26,847)	(21,313)	(19,995)
Effect of exchange rates on cash and cash equivalents	(4,193)	3,011	(1,532)
Net increase (decrease) in cash and cash equivalents	$6,692	$68,942	$(135,972)
Non-cash adjustments to cash flow provided by operating activities during the fiscal year ended June 24, 2012 included $85.0 million of depreciation and amortization, $16.1 million of stock compensation expense, and $18.7 million from the net change in the inventory provision. Changes in operating assets and liabilities reduced cash provided by operating activities by $83.5 million, primarily attributed to an increase in inventories and decreases in accounts payable and accrued salaries, wages and benefits, partially offset by a decrease in trade accounts receivable.
Cash used in investing activities of $3.3 million during the fiscal year ended June 24, 2012 was primarily the result of capital expenditures of $128.1 million and purchases of investments for $173.4 million, primarily offset from the sale or maturities of investments of $292.1 million, and proceeds from the sale of property, plant and equipment of $5.5 million.
Cash used in financing activities of $26.8 million during the fiscal year ended June 24, 2012 was primarily the result of cash used for stock repurchases under the stock repurchase program.
 Working Capital
Our working capital is dependent on demand for our products and our ability to manage accounts receivable and inventories.  Other factors which may result in changes to our working capital levels are our restructuring initiatives, investment impairments and share repurchases.  Our working capital, excluding cash and cash equivalents and restricted cash at June 24, 2012 was $349.0 million.
The changes in working capital during fiscal year 2012 were as follows:
	June 24, 2012	June 26, 2011	Change
Current Assets
Cash and cash equivalents	$305,423	$298,731	$6,692
Restricted cash	595	439	156
Short-term investments	63,872	185,541	(121,669)
Trade accounts receivable, net	168,499	196,153	(27,654)
Inventories	294,702	250,174	44,528
Current deferred tax assets	5,110	1,950	3,160
Prepaid expenses and other receivables	29,845	33,943	(4,098)
Total current assets	$868,046	$966,931	$(98,885)

Current Liabilities
Accounts payable	$88,726	$123,922	$(35,196)
Accrued income taxes	750	6,850	(6,100)
Accrued salaries, wages and commissions	40,403	49,499	(9,096)
Current deferred tax liabilities	-	2	(2)
Other accrued expenses	83,164	93,455	(10,291)
Total current liabilities	213,043	273,728	(60,685)
Net working capital	$655,003	$693,203	$(38,200)

For the reason for changes in cash and investments, please see the above discussions under sources and uses of cash and cash flows.

The decrease in net trade accounts receivable of $27.7 million reflects the sequential decrease in revenues of approximately 15 percent during the fiscal year 2012, while our days-sales-outstanding has remained relatively flat.
Inventories increased $44.5 million including a $33.5 million increase in finished goods, a $10.2 million increase in work-in-process inventory, and a $0.8 million increase in raw materials.  As a result of these increases, inventory weeks increased by 3 weeks to approximately 19 weeks.
Accounts payable decreased by $35.2 million from year end with decreases related to reduced production levels and lower capital expenditures in the most recent quarter as compared to the quarter ended June 26, 2011.
The decrease in accrued salaries, wages and benefits of $9.1 million for the fiscal year ended 2012 was due primarily to a decrease in accrued incentive bonuses.
Other

In connection with certain tax matters described in Note 9, "Income Taxes," in the Notes to Consolidated Financial Statements, we are pursuing refunds for income taxes we believe to have overpaid in certain jurisdictions. In these jurisdictions, we cannot determine that the realization of the tax refunds of $3.2 million is more likely than not and as such, we have not recognized them as income tax benefits in our consolidated financial statements.
As of our fiscal quarter ended June 24, 2012, if our offshore cash, cash equivalents, and investment amounts were repatriated, approximately $24.7 million would not be available in the United States without incurring U.S. federal and state income taxes. We expect this amount to vary depending on a number of factors, including, but not limited to, general market conditions, the level of economic activity and applicable regulatory or statutory changes. We believe that the amount of offshore cash, cash equivalents and investments will increase over time, consistent with increases in our planned offshore business activity, offset by offshore working capital needs and strategic investments to support the growth and expansion of the Company overall. In light of our overall amount of $384.3 million in cash (excluding restricted cash of $1.5 million), cash equivalents and short-term and long-term investments as of our fiscal quarter ended June 24, 2012, we do not believe that indefinite reinvestment of approximately $24.7 million of earnings off-shore would have a material adverse effect on us as a whole. Consequently, we do not expect there to be a liquidity event that would impact our ability to indefinitely reinvest foreign earnings.
Recent Accounting Standards

Information set forth under Part II, Item 8, Note 1, "Business, Basis of Presentation and Summary of Significant Accounting Policies-Recent Accounting Standards" is incorporated herein by reference.
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

We have consignment inventory arrangements with certain of our customers. Pursuant to these arrangements, we deliver products to a customer or a designated third party warehouse based upon the customer's projected needs, but we do not recognize revenue unless and until the customer notifies us that a product has been removed from the warehouse to be incorporated into the customer's end products, and all other revenue recognition criteria are met.

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

Fair Value of Financial Instruments

Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.  Assets and liabilities measured at fair value are categorized based on whether or not the inputs are observable in the market and the degree that the inputs are observable. The categorization of financial assets and liabilities within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement. The hierarchy is broken down into three levels (with Level 3 being the lowest) defined as follows:

•	Level 1-Inputs are based on quoted market prices for identical assets or liabilities in active markets at the measurement date. Our financial assets valued using Level 1 inputs include money market funds, treasury bonds, and marketable equity securities that are valued using quoted market prices.
•	Level 2-Inputs include quoted prices for similar assets or liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets that are not active, and inputs (other than quoted prices) that are observable for the asset or liability, either directly or indirectly. Our financial assets and liabilities valued using Level 2 inputs include agency bonds, corporate debt securities and foreign currency hedges, whose fair values are determined using a pricing model with inputs that are observable in the market or can be derived principally from or corroborated by observable market data.
•	Level 3-Inputs include management's best estimate of what market participants would use in pricing the asset or liability at the measurement date. The inputs are unobservable in the market and significant to the instrument's valuation. Our financial assets valued using Level 3 inputs include a put option on a strategic investment and a liability for an acquisition-related contingent consideration arrangement.
Certain of our financial assets are measured using inputs, such as pricing models, discounted cash flow methodologies or similar techniques, where at least one significant model assumption or input is unobservable, a Level 3 input.  We use Level 3 inputs to value financial assets that include (i) a non-transferable put option on a strategic investment (the "Put Option"), and (ii) a liability for an acquisition-related contingent consideration arrangement.

We account for the Put Option as a derivative instrument not designated as an accounting hedge.  The fair value was determined by an independent valuation firm using a binomial option pricing model based on the income approach.  The model uses inputs such as exercise price, fair market value of the underlying common stock, expected life (years), expected volatility, risk-free rate equivalent, and dividend yield.  The expected life is the remaining life of the Put Option.  Expected volatility is based on historical volatility of the underlying common stock as well as consideration of the volatilities of public companies deemed comparable.  Additionally, the model materially relies on the assumption the issuer of the put option will uphold its financial obligation up to its common equity value should we exercise our right to put the associated number of common shares back to the issuer at a fixed price in local currency.  As of June 24, 2012, we determined that significant changes in the above assumptions would not materially affect the fair value of the Put Option.
The acquisition-related contingent consideration arrangement requires us to pay additional consideration to the shareholders of the seller of that business based on a percentage of cumulative pro forma earnings, net of cumulative losses.  The fair value of the contingent consideration was estimated using a probability weighted discounted cash flow model.  The key assumptions in applying the income approach were a discount rate of 46 percent and estimated cash flows from operations.  During the fiscal year ended June 24, 2012, we reversed the $0.4 million of acquisition-related contingent consideration liability as we determined that the acquired assets and personnel would probably not achieve the minimum level of financial operating results in order to receive any such consideration (See Note 2, "Business Acquisitions").

Impairment of Long-Lived Assets, Intangibles and Goodwill

We evaluate the carrying value of long-lived assets, including goodwill, each reporting period and whenever events or changes in circumstances indicate that the carrying value may not be recoverable.

We evaluate the carrying value of goodwill annually during the fourth quarter of each fiscal year and more frequently if we believe indicators of impairment exist.  In evaluating goodwill, a two-step goodwill impairment test is applied to each reporting unit.  We identify our reporting units and determine the carrying value of each reporting unit by assigning the assets and liabilities, including the existing goodwill and intangible assets, to those reporting units.  Our operating segments each represent separate reporting units for the purpose of evaluating the carrying value of goodwill.  In the first step of the impairment test, we estimate the fair value of the reporting unit.  If the fair value of the reporting unit is less than the carrying value of the reporting unit, we perform the second step which compares the implied fair value of goodwill with the carrying amount of goodwill, and if less, we write down the carrying amount of the goodwill to its implied fair value.
The fair value of our reporting units is determined using the income approach, which estimates the fair value of our reporting units based on a discounted cash flow approach.  The discount rate we utilized for determining discounted cash flows was 14 percent based upon our assessment of the risks associated with the projected cash flows and market based estimates of capital costs. In completing our goodwill impairment analysis, we test the appropriateness of the reporting units' estimated fair value by reconciling the aggregate reporting units' fair values with our market capitalization.
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
Our annual evaluation during fiscal year 2012 indicated that the carrying value of our EP reporting unit was more than its fair value. As the estimated fair value was less than the net book value, we performed a step 2 analysis and compared the implied fair value of the goodwill to the carrying amount of the goodwill, and as a result, we recorded a goodwill impairment charge of $69.4 million relating our EP segment in fiscal year 2012. See Part II, Item 8, Note 1, "Business, Basis of Presentation and Summary of Significant Accounting Policies," for a description of the goodwill impairment.
Our annual evaluation during fiscal years 2011 and 2010 indicated that the fair value of each of our reporting units was more than their carrying value, indicating no impairment.
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
During fiscal year 2012, we determined that the carrying values of our plant assets and machinery and equipment held in our El Segundo, California fabrication facility exceeded their expected undiscounted cash flows.  As a result, during the fourth quarter of fiscal year 2012, we recorded an asset impairment charge and an inventory write-off of $2.5 million, and $1.9 million, respectively.  See Part II, Item 8, Note 1, "Business, Basis of Presentation and Summary of Significant Accounting Policies," for a description of the asset impairment and inventory write-down.
During fiscal years 2011 and 2010, no events or changes in circumstances occurred which would indicate that the carrying value of our long-lived assets may not be recoverable.

Other-Than-Temporary Impairments
We evaluate available-for-sale securities for other-than-temporary impairment.  Impairment is evaluated considering numerous factors, and their relative significance varies depending on the situation.  Factors considered include the length of time and extent to which the market value has been less than cost; the financial condition and near-term prospects of the issuer of the securities; our intent to sell, or whether it is more likely than not that we will be required to sell, the investment before anticipated recovery in fair value.  If, based upon the analysis, it is determined that the impairment is other-than-temporary, the security is written down to fair value, and a loss is recognized through earnings.  Other-than-temporary impairments relating to certain available-for-sale securities for the fiscal years ended June 24, 2012, June 26, 2011, and June 27, 2010 were $2.9 million, $1.4 million, and $3.4 million, respectively, and were included in other expense.  As of June 24, 2012, we had immaterial unrealized losses related to debt instruments classified as available-for-sale, and no unrealized losses on equity investments.
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
Income Taxes
Deferred income taxes are determined based on the difference between the financial reporting and tax bases of assets and liabilities using enacted rates in effect during the year in which the differences are expected to reverse. This process requires estimating both our geographic mix of income and our current tax exposures in each jurisdiction where we operate. These estimates involve complex issues, require extended periods of time to resolve, and require us to make judgments, such as anticipating the positions that we will take on tax returns prior to our actually preparing the returns and the outcomes of disputes with tax authorities. We are also required to determine the amount of deferred tax assets and liabilities and the recoverability of deferred tax assets. Realization of deferred tax assets is dependent upon generating sources of sufficient taxable income carrying back operating losses to prior taxable periods, offsetting deferred tax liabilities, reasonable and prudent tax planning strategies, and estimated future taxable income. Valuation allowances are established for deferred tax assets that we believe do not meet the "more likely than not" realization threshold. Judgments regarding future taxable income may be revised due to changes in market conditions, tax laws, or other factors. If our assumptions and estimates change in the future, the valuation allowances established may be increased, resulting in increased income tax expense. Conversely, if we are ultimately able to use all or a portion of the deferred tax assets for which a valuation allowance has been established, the related portion of the valuation allowance will be released to reduce income tax expense, credit other comprehensive income, or credit additional paid-in capital, as applicable. Income tax expense is the tax payable for the period and the change during the period in deferred tax assets and liabilities. We recognize any interest and penalties associated with income taxes in the corresponding liability of accrued income taxes or long-term income taxes payable.
Valuation allowances have been established for most of our U.S. deferred tax assets, which we believe do not meet the "more likely than not" realization threshold. We examined the four sources of taxable income which allow the realization of deferred tax assets. They are: the carryback of operating losses to prior taxable periods, the offsets from deferred tax liabilities, reasonable and prudent tax planning strategies, and the estimation of future taxable income exclusive of reversals of existing deferred tax liabilities. As of June 24, 2012, we have a valuation allowance of $161.5 million against our net U.S. deferred tax assets of $203.9 million. In the fourth quarter of this fiscal year we released a valuation allowance of $28.6 million against our U.K. Newport, Wales subsidiary's deferred tax assets of $37.3 million. This subsidiary generated a cumulative three-year profit and its current operating model makes forecasted earnings a reliable source of income.

As cumulative pre-tax losses for the current and prior two years in our U.S. federal consolidated group constitute significant negative evidence, positive evidence of equal or greater significance is needed at a minimum to overcome that negative evidence before a tax benefit is recognized for deductible temporary differences and loss carry forwards.  As to positive evidence which would outweigh the foregoing negative evidence, expectations as to future taxable income are generally considered insufficient to overcome the negative evidence of recent cumulative losses, even if supported by detailed forecasts and projections.  This has resulted in a complete valuation allowance on all U.S. federal net deferred tax assets. Our current year loss combined with California's fiscal years' 2008 and 2009 pretax losses constitute negative evidence which has resulted in recording a $10.3 million valuation allowance against all of our California deferred tax assets.  We performed the same analysis in weighing the four sources of income which allow for the realization of deferred tax assets and concluded that a full valuation allowance was required.

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
As of June 24, 2012, U.S. income taxes have not been provided on approximately $95.3 million of undistributed earnings of foreign subsidiaries since we consider these earnings to be invested indefinitely. Determination of the amount of unrecognized deferred tax liabilities for temporary differences related to investments in these non-U.S. subsidiaries that are essentially permanent in duration is not practicable.
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

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest Rates
      Our exposure to interest rate risk is primarily through our investment portfolio as we currently do not have outstanding long-term debt.  The objectives of our investments in debt securities are to preserve principal and maintain liquidity while maximizing returns.  To achieve these objectives, the returns on our investments in short-term fixed-rate debt securities will be generally compared to yields on money market instruments such as industrial commercial paper, LIBOR, or Treasury Bills.  Investments in longer term fixed-rate debt securities will be generally compared to yields on comparable maturity Government or high grade corporate instruments with an equivalent credit rating.  Based on our investment portfolio and interest rates at June 24, 2012, a 100 basis point increase or decrease in interest rates would result in an annualized change of approximately $1.0  million in the fair value of the investment portfolio.  Changes in interest rates may affect the fair value of the investment portfolio; however, unrealized gains or losses are not recognized in net income unless the investments are sold or the gains or losses are considered to be other-than-temporary.
Foreign Currency Exchange Rates
We hedge the risks of foreign currency denominated working capital positions with offsetting foreign currency denominated exchange transactions and currency forward contracts.  Exchange gains and losses on these foreign currency denominated working capital positions are generally offset by corresponding gains and losses on the related hedging instruments, usually resulting in negligible net exposure.
We do not hedge our revenues and expenses against changes in foreign currency exchange rates, as we do not perceive the net risk of changes to translated revenues and expenses from changes in exchange rates as significant enough at this time to justify hedging.
A significant amount of our revenues, expense, and capital purchasing transactions are conducted on a global basis in several foreign currencies.  At various times, we have currency exposure related mainly to the British Pound Sterling, the Euro and the Japanese Yen.  For example, in the United Kingdom we have a sales office and a semiconductor wafer fabrication facility with revenues primarily in U.S. Dollars and Euro and expenses in British Pound Sterling and U.S. Dollars.  To protect against exposure to currency exchange rate fluctuations on non-functional currency payables and receivables, we have established a balance sheet transaction risk hedging program.  This risk hedging program generally uses spot and currency forward contracts. These contracts are not designated as hedging instruments for accounting purposes.  Through our hedging program we seek to reduce, but do not always entirely eliminate, the impact of currency exchange rate movements.  For example, during the twelve months ended June 24, 2012, a 10 percent adverse change in the exchange rates of all currencies where we have an economic exposure (defined as a move by all such currencies in the same direction relative to the U.S. Dollar) would have resulted in an negative impact on income (loss) before income taxes of approximately $2.2 million.  Upward movements against the U.S. Dollar of certain select currencies, combined with downward movements in select others, could have a larger negative impact.
We had approximately $101.8 million and $77.1 million in notional amounts of forward contracts not designated as accounting hedges as of June 24, 2012 and June 26, 2011, respectively.  Net realized and unrealized foreign‑currency gains (losses) related to foreign currency forward contracts recognized in earnings, as a component of other expense, were $1.0 million and $(4.7) million for the fiscal years ended June 24, 2012 and June 26, 2011, respectively.
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
At June 24, 2012, we had $384.3 million of total cash (excluding $1.5 million of restricted cash), cash equivalents and short-term and long-term investments, consisting of available-for-sale fixed income securities.  We manage our total portfolio to encompass a diversified pool of investment‑grade securities. The average credit rating of our investment portfolio is AAA/Aaa.  Our investment policy is to manage our total cash and investment balances to preserve principal and maintain liquidity while maximizing returns.  To the extent that certain investments in our portfolio of investments continue to have strategic value, we generally do not attempt to reduce or eliminate our market exposure.  For securities that we no longer consider strategic, we evaluate legal, market, and economic factors in our decision on the timing of disposal.  We may or may not enter into transactions to reduce or eliminate the market risks of our investments.

ITEM 8. CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
Index to Consolidated Financial Statements and Financial Statement Schedule
Page
Report of Independent Registered Public Accounting Firm	52
Financial Statements
Consolidated Statements of Operations for the Fiscal Years Ended June 24, 2012, June 26, 2011 and June 27, 2010	53
Consolidated Balance Sheets as of June 24, 2012 and June 26, 2011	54
Consolidated Statements of Stockholders' Equity and Comprehensive Income (Loss) for the Fiscal Years Ended June 24, 2012, June 26, 2011 and June 27, 2010	55
Consolidated Statements of Cash Flows for the Fiscal Years Ended June 24, 2012, June 26, 2011 and June 27, 2010	57
Notes to Consolidated Financial Statements	58
Supporting Financial Statement Schedule:

Schedule No.	Page
II. Valuation and Qualifying Accounts for the Fiscal Years Ended June 24, 2012, June 26, 2011 and June 27, 2010	124
Schedules other than those listed above have been omitted since they are either not required, not applicable, or the required information is shown in the Consolidated Financial Statements or related Notes.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of International Rectifier Corporation and Subsidiaries

We have audited the accompanying consolidated balance sheets of International Rectifier Corporation and Subsidiaries as of June 24, 2012 and June 26, 2011, and the related consolidated statements of operations, stockholders' equity and comprehensive income (loss), and cash flows for each of the three years in the period ended June 24, 2012. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of International Rectifier Corporation and Subsidiaries at June 24, 2012 and June 26, 2011, and the consolidated results of their operations and their cash flows for each of the three years in the period ended June 24, 2012, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), International Rectifier Corporation and Subsidiaries' internal control over financial reporting as of June 24, 2012, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated August 22, 2012 expressed an unqualified opinion thereon.

                                                                              /s/ Ernst & Young LLP

Los Angeles, California
August 22, 2012

INTERNATIONAL RECTIFIER CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
	Fiscal Year Ended
	June 24, 2012	June 26, 2011	June 27, 2010
Revenues	$1,050,588	$1,176,577	$895,297
Cost of sales	710,565	711,685	602,700
Gross profit	340,023	464,892	292,597

Selling, general and administrative expense	200,411	193,748	169,190
Research and development expense	135,105	119,339	99,310
Impairment of goodwill	69,421	-	-
Amortization of acquisition‑related intangible assets	8,369	6,768	4,375
Asset impairment, restructuring and other charges (recoveries)	-	(3,359)	289
Gain on disposition of property	(5,410)	-	-
Operating income (loss)	(67,873)	148,396	19,433
Other expense, net	4,267	718	2,019
Interest income, net	(333)	(10,114)	(11,221)
Income (loss) before income taxes	(71,807)	157,792	28,635
Benefit from income taxes	(16,757)	(8,754)	(52,192)
Net income (loss)	$(55,050)	$166,546	$80,827
Net income (loss) per common share-basic (1)	$(0.79)	$2.35	$1.13
Net income (loss) per common share-dilutive (1)	$(0.79)	$2.33	$1.13
Average common shares outstanding-basic	69,270	69,858	70,958
Average common shares and potentially dilutive securities outstanding-diluted	69,270	70,523	71,248

(1)	Net income (loss) per common share is computed using the two-class method. See Note 10, "Net Income Per Common Share".
The accompanying notes are an integral part of these financial statements.

INTERNATIONAL RECTIFIER CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)
	June 24, 2012	June 26, 2011
ASSETS
Current assets:
Cash and cash equivalents	$305,423	$298,731
Restricted cash	595	439
Short-term investments	63,872	185,541
Trade accounts receivable, net of allowances of $2,066 for 2012 and $2,424 for 2011	168,499	196,153
Inventories	294,702	250,174
Current deferred tax assets	5,110	1,950
Prepaid expenses and other receivables	29,845	33,943
Total current assets	868,046	966,931
Restricted cash	940	1,632
Long-term investments	15,054	13,325
Property, plant and equipment, net	461,115	444,759
Goodwill	52,149	121,570
Acquisition‑related intangible assets, net	28,576	36,945
Long-term deferred tax assets	40,850	23,403
Other assets	65,093	62,419
Total assets	$1,531,823	$1,670,984
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$88,726	$123,922
Accrued income taxes	750	6,850
Accrued salaries, wages and commissions	40,403	49,499
Current deferred tax liabilities	-	2
Other accrued expenses	83,164	93,455
Total current liabilities	213,043	273,728
Long-term deferred tax liabilities	6,653	3,845
Other long-term liabilities	35,800	35,499
Total liabilities	255,496	313,072
Commitments and contingencies
Stockholders' equity:
Common shares, $1 par value, authorized: 330,000,000; outstanding: 69,231,006 shares in 2012 and 69,899,825 shares in 2011	75,125	74,527
Preferred shares, $1 par value, authorized: 1,000,000; issued and outstanding: none in 2012 and 2011	-	-
Capital contributed in excess of par value	1,037,736	1,021,509
Treasury stock, at cost; 5,894,882 shares in 2012 and 4,627,248 shares in 2011	(107,965)	(81,245)
Retained earnings	290,685	345,735
Accumulated other comprehensive loss	(19,254)	(2,614)
Total stockholders' equity	1,276,327	1,357,912
Total liabilities and stockholders' equity	$1,531,823	$1,670,984
The accompanying notes are an integral part of these financial statements.

INTERNATIONAL RECTIFIER CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY AND COMPREHENSIVE INCOME (LOSS)

(In thousands, except share data)
	Common Shares, at Par Value	Capital Contributed in Excess of Par Value	Treasury Stock, at Cost	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Comprehensive Income (Loss)	Total
Balance, June 28, 2009	$73,101	$981,786	$(23,632)	$98,362	$5,635		$1,135,252
Net income for the year ended June 27, 2010	-	-	-	80,827	-	$80,827	80,827
Other comprehensive loss:
Foreign currency translation adjustments	-	-	-	-	-	(15,043)	-
Net unrealized gains (losses) on available-for-sale securities, net of deferred tax provision of $1,772	-	-	-	-	-	745	-
Reclassification adjustments of gain on available-for-sale securities and foreign currency forward contract, net of tax provision of $0	-	-	-	-	-	(1,565)	-
Other comprehensive loss	-	-	-	-	(15,863)	(15,863)	(15,863)
Comprehensive income	-	-	-	-	-	64,964	-
Issuance of common shares:
Exercise of stock options-351,181 shares	352	5,279	-	-	-		5,631
Vesting of RSU's, net of settlement for tax withholdings-65,236 shares	65	(847)	-	-	-		(782)
Repurchase of common stock-1,284,281 shares	-	-	(25,039)	-	-		(25,039)
Tax charge from exercise of stock options	-	-	-	-	-		-
Stock‑based compensation expense	-	11,419	-	-	-		11,419
Balance, June 27, 2010	$73,518	$997,637	$(48,671)	$179,189	$(10,228)		$1,191,445
Net income for the year ended June 26, 2011	-	-	-	166,546	-	$166,546	166,546
Other comprehensive income:
Foreign currency translation adjustments	-	-	-	-	-	7,776	-
Net unrealized gains (losses) on available-for-sale securities, net of deferred tax benefit of $149	-	-	-	-	-	(162)	-
Other comprehensive loss	-	-	-	-	7,614	7,614	7,614
Comprehensive income						174,160
Issuance of common shares:
Exercise of stock options-791,249 shares	791	10,621	-	-	-		11,412
Vesting of RSU's, net of settlement for tax withholdings -218,166 shares	218	(3,769)	-	-	-		(3,551)
Repurchase of common stock-1,433,318 shares	-	-	(32,574)	-	-		(32,574)
Tax benefit from exercise of stock options	-	1,406	-	-	-		1,406
Stock‑based compensation expense	-	15,614	-	-	-		15,614
Balance, June 26, 2011	$74,527	$1,021,509	$(81,245)	$345,735	$(2,614)		$1,357,912

INTERNATIONAL RECTIFIER CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY AND COMPREHENSIVE INCOME (LOSS) (CONTINUED)
(In thousands, except share data)

	Common Shares, at Par Value	Capital Contributed in Excess of Par Value of Shares	Treasury Stock, at Cost	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Comprehensive Income (Loss)	Total
Balance, June 26, 2011	$74,527	$1,021,509	$(81,245)	$345,735	$(2,614)		$1,357,912
Net loss for the year ended June 24, 2012	-	-	-	(55,050)	-	$(55,050)	(55,050)
Other comprehensive loss:
Foreign currency translation adjustments	-	-	-	-	-	(10,595)	-
Net unrealized gains (losses) on available-for-sale securities, net of deferred tax benefit of $2,434	-	-	-	-	-	(6,045)	-
Other comprehensive loss	-	-	-	-	(16,640)	(16,640)	(16,640)
Comprehensive loss	-	-	-	-	-	(71,690)	-
Issuance of common shares:
Exercise of stock options -224,884 shares	224	3,045	-	-	-		3,269
Vesting of RSU's, net of settlement for tax withholdings -373,938 shares	374	(4,634)	-	-	-		(4,260)
Repurchase of common stock-1,267,634 shares	-	-	(26,720)	-	-		(26,720)
Tax benefit from stock-based awards	-	1,675	-	-	-		1,675
Stock‑based compensation expense	-	16,141	-	-	-		16,141
Balance, June 24, 2012	$75,125	$1,037,736	$(107,965)	$290,685	$(19,254)		$1,276,327

The accompanying notes are an integral part of these financial statements.

INTERNATIONAL RECTIFIER CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
	Fiscal Year Ended
	June 24, 2012	June 26, 2011	June 27, 2010
Cash flows from operating activities:
Net income (loss)	$(55,050)	$166,546	$80,827
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	84,951	77,137	70,686
Amortization of acquisition‑related intangible assets	8,369	6,768	4,375
(Gain) loss on disposal of fixed assets	1,695	(250)	559
Gain on disposition of property	(5,410)	-	-
Stock compensation expense	16,141	15,614	11,419
Impairment of goodwill	69,421	-	-
Gain on sale of investments	(55)	(7,985)	(6,485)
Other-than-temporary impairment of investments	2,865	1,433	3,349
Provision for (recovery of) bad debts	1,015	(2,117)	(2,168)
Provision for (recovery of) inventory write‑downs	18,734	9,129	(2,997)
Impairment of long-lived assets	2,530	-	-
Loss (gain) on derivatives	(1,079)	3,872	(3,427)
Deferred income taxes	(25,183)	(19,693)	(5,885)
Tax benefit from stock-based awards	1,674	1,406	-
Excess tax benefit from stock-based awards	(864)	(3,400)	(197)
Changes in operating assets and liabilities, net	(83,461)	(80,735)	(100,734)
Other	4,758	(5,836)	3,689
Net cash provided by operating activities	41,051	161,889	53,011
Cash flows from investing activities:
Additions to property, plant and equipment	(128,083)	(146,345)	(58,071)
Proceeds from sale of property, plant and equipment	5,524	800	535
Business acquisitions, net of cash acquired	-	(75,668)	-
Acquisitions of intellectual property	-	(7,500)	-
Withdrawals from deferred compensation plan	-	-	2,443
Sale of investments	75,792	128,210	146,667
Maturities of investments	216,307	331,594	146,060
Purchase of investments	(173,383)	(305,481)	(407,399)
Redemption of equity investment	-	-	2,050
Release from restricted cash	524	1,595	259
Purchase of cost-based investments	-	(1,850)	-
Net cash used in investing activities	(3,319)	(74,645)	(167,456)
Cash flows from financing activities:
Proceeds from exercise of stock options	3,269	11,412	5,629
Excess tax benefit from stock-based awards	864	3,400	197
Purchase of treasury stock	(26,720)	(32,574)	(25,039)
Net settlement of restricted stock units for tax withholdings	(4,260)	(3,551)	(782)
Net cash used in financing activities	(26,847)	(21,313)	(19,995)
Effect of exchange rate changes on cash and cash equivalents	(4,193)	3,011	(1,532)
Net increase (decrease) in cash and cash equivalents	6,692	68,942	(135,972)
Cash and cash equivalents, beginning of year	298,731	229,789	365,761
Cash and cash equivalents, end of year	$305,423	$298,731	$229,789
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
The Company's products include power metal oxide semiconductor field effect transistors ("MOSFETs"), high voltage analog and mixed signal integrated circuits ("HVICs"), low voltage analog and mixed signal integrated circuits ("LVICs"), digital integrated circuits ("ICs"), radiation‑resistant ("RAD-Hard") power MOSFETs, insulated gate bipolar transistors ("IGBTs"), high reliability DC-DC converters, digital controllers, integrated power modules, and automotive products packages.
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
Reclassification
As of June 24, 2012, the Company has reclassified accrued employee benefits and severance liability from other accrued expenses to accrued salaries, wages and benefits.  The reclassification has been made to the prior period consolidated balance sheet to conform to the current year presentation.  As a result, the Company's June 26, 2011 balance sheet herein reflects a $3.9 million reclassification of other accrued expenses to accrued salaries, wages, and benefits.
Prior period amounts have been adjusted to conform to current year presentation.
Fiscal Year
The Company operates on a 52-53 week fiscal year with the fiscal year ending on the last Sunday in June. Fiscal year 2012 consisted of 52 weeks ending June 24, 2012, fiscal year 2011 consisted of 52 weeks ending June 26, 2011 and fiscal year 2010 consisted of 52 weeks ending June 27, 2010.   Fiscal quarters consist of 13 weeks ending on the last Sunday of the calendar quarter, except in fiscal years that have 53 weeks.
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

If the Company's customers' contracts contain substantive acceptance provisions the Company recognizes revenue in accordance with the specific contract acceptance provisions in these circumstances. Sales and other taxes directly imposed on revenue‑producing transactions are reported on a net (excluded from revenue) basis.

INTERNATIONAL RECTIFIER CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
1. Business, Basis of Presentation and Summary of Significant Accounting Policies (Continued)
Shipping Costs
Outbound customer shipping costs are expensed as incurred and are included in selling, general and administrative expense. The expense for outbound customer shipments for the fiscal years ended June 24, 2012, June 26, 2011, and June 27, 2010 was $8.9 million, $8.2 million, and $6.8 million, respectively.
Advertising Costs
Advertising costs are expensed as incurred and are included in selling, general and administrative expense. Advertising expense for the fiscal years ended June 24, 2012, June 26, 2011, and June 27, 2010 was $4.0 million, $4.2 million and $4.0 million, respectively.
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
Interest (Income) Expense, Net
Interest (income) expense, net, for the fiscal years ended June 24, 2012, June 26, 2011, and June 27, 2010 was as follows (in thousands):
	Fiscal Year Ended
	June 24, 2012	June 26, 2011	June 27, 2010
Interest income	$(842)	$(10,679)	$(11,748)
Interest expense	509	565	527
Interest income, net	$(333)	$(10,114)	$(11,221)

No interest was capitalized for the fiscal years ended June 24, 2012, June 26, 2011 and June 27, 2010.

INTERNATIONAL RECTIFIER CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
1. Business, Basis of Presentation and Summary of Significant Accounting Policies (Continued)

Income Taxes
Deferred income taxes are determined based on the difference between the financial reporting and tax bases of assets and liabilities using enacted rates in effect during the year in which the differences are expected to reverse. This process requires estimating both the Company's geographic mix of taxable income, and its current tax exposures in each jurisdiction where it operates. These estimates involve complex issues, require extended periods of time to resolve, and require the Company to make judgments, such as anticipating the positions that it will take on tax returns prior to actually preparing the returns and the outcomes of disputes with tax authorities.  The Company is also required to measure and record deferred tax assets and liabilities and estimate the period of time over which the deferred tax assets will be realized. Realization of deferred tax assets is dependent upon generating sufficient taxable income, carryback of losses offsetting deferred tax liabilities, and the availability of tax planning strategies. Valuation allowances are established for the deferred tax assets that the Company believes do not meet the "more likely than not" criteria. Judgments regarding future taxable income may be revised due to changes in market conditions, tax laws, or other factors. If the Company's assumptions and estimates change in the future, the valuation allowances established may be increased, resulting in increased income tax expense. Conversely, if the Company is ultimately able to use all or a portion of the deferred tax assets for which a valuation allowance has been established, the related portion of the valuation allowance will be released to reduce income tax expense or goodwill, credit other comprehensive income, or credit additional paid-in capital, as applicable. Income tax expense is the tax payable for the period and the change during the period in deferred tax assets and liabilities recorded in the Company's tax provision. The Company recognizes any interest and penalties associated with income taxes in income tax expense.
As of June 24, 2012, U.S. income taxes have not been provided on approximately $95.3 million of undistributed earnings of foreign subsidiaries since those earnings are considered to be invested indefinitely. Determination of the amount of unrecognized deferred tax liabilities for temporary differences related to investments in these non-U.S. subsidiaries that are essentially permanent in duration is not practicable.
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
Net Income (Loss) per Common Share
Net income (loss) per common share-basic is computed using the two-class method with net income (loss) available to common stockholders (the numerator) divided by the weighted average number of common shares outstanding (the denominator) during the period. In general, the computation of net income (loss) per common share-diluted is similar to the computation of net income per common share-basic except that the denominator is increased to include the number of additional common shares that would have been outstanding upon the exercise of stock options and vesting of restricted stock units using the treasury stock method.  Under the treasury stock method, the Company reduces the gross number of dilutive shares by the number of shares purchasable from the proceeds of the options assumed to be exercised and restricted stock units vested, and related unrecognized compensation.
Net income available to common stockholders is determined using the two-class method which requires that net income be allocated between the weighted average common shares outstanding and the weighted average participating securities outstanding for the period.  For fiscal years 2012, 2011, and 2010, the Company's participating securities are the unvested, outstanding restricted stock units ("RSUs") that have the right to receive dividend equivalents.  For periods with net losses, participating securities are anti-dilutive and are not allocated net losses.

INTERNATIONAL RECTIFIER CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
1. Business, Basis of Presentation and Summary of Significant Accounting Policies (Continued)

Statements of Cash Flows

Components of the changes of operating assets and liabilities for the fiscal years ended June 24, 2012, June 26, 2011 and June 27, 2010 were comprised of the following (in thousands):
	Fiscal Year Ended
	June 24, 2012	June 26, 2011	June 27, 2010
Trade accounts receivable	$28,504	$(31,475)	$(59,013)
Inventories	(64,929)	(86,517)	(18,259)
Prepaid expenses and other receivables	(5,757)	(518)	(949)
Accounts payable	(30,088)	19,714	30,486
Accrued salaries, wages and commissions	(9,952)	12,788	10,393
Deferred compensation	1,388	1,335	403
Accrued income taxes	998	(2,042)	(26,378)
Other accrued expenses	(3,625)	5,980	(37,417)
Changes in operating assets and liabilities	$(83,461)	$(80,735)	$(100,734)
Supplemental disclosures of cash flow information (in thousands):
	Fiscal Year Ended
	June 24, 2012	June 26, 2011	June 27, 2010
Cash paid (received) during the year for:
Interest	$511	$562	$541
Income taxes	13,810	6,897	(20,172)
Non-cash investing activities:
Liabilities accrued for property, plant and equipment purchases	$11,137	$21,087	$4,586
Fair Value of Financial Instruments
Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.  Assets and liabilities measured at fair value are categorized based on whether or not the inputs are observable in the market and the degree that the inputs are observable. The categorization of financial assets and liabilities within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement. The hierarchy is broken down into three levels (with Level 3 being the lowest) defined as follows:

•	Level 1-Inputs are based on quoted market prices for identical assets or liabilities in active markets at the measurement date.
•
Level 2-Inputs include quoted prices for similar assets or liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets that are not active, and inputs (other than quoted prices) that are observable for the asset or liability, either directly or indirectly.

•
Level 3-Inputs include management's best estimate of what market participants would use in pricing the asset or liability at the measurement date. The inputs are unobservable in the market and significant to the instrument's valuation.

INTERNATIONAL RECTIFIER CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
1. Business, Basis of Presentation and Summary of Significant Accounting Policies (Continued)
The financial assets and liabilities which are measured and recorded at fair value on a recurring basis are included within the following items on the Company's consolidated balance sheet as of June 24, 2012 and June 26, 2011 (in thousands):
	June 24, 2012
Assets and Liabilities:	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash and cash equivalents	$9,997	$-	$9,997	$-
Short-term investments	63,872	33,058	30,814	-
Prepaid expenses and other receivables	622	-	622	-
Long-term investments	15,054	10,001	5,053	-
Other assets	27,358	24,439	85	2,834
Other long-term liabilities	(8,139)	(8,139)	-	-
Total	$108,764	$59,359	$46,571	$2,834
Fair value as a percentage of total	100.0%	54.6%	42.8%	2.6%
Level 3 as a percentage of total assets				0.2%

	June 26, 2011
Assets and Liabilities:	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash and cash equivalents	$15,996	$-	$15,996	$-
Short-term investments	185,541	70,292	115,249	-
Long-term investments	13,325	9,530	3,014	781
Other assets	33,004	30,231	-	2,773
Other accrued expenses	(309)	-	(309)	-
Other long-term liabilities	(8,038)	(7,638)	-	(400)
Total	$239,519	$102,415	$133,950	$3,154
Fair value as a percentage of total	100.0%	42.8%	55.9%	1.3%
Level 3 as a percentage of total assets				0.2%

The fair value of investments, derivatives, and other assets and liabilities are disclosed in Notes 2, 3, 4, and 6, respectively.  Cash and cash equivalents included $10.0 million and $16.0 million of commercial paper as of June 24, 2012 and June 26, 2011, respectively.

INTERNATIONAL RECTIFIER CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
1. Business, Basis of Presentation and Summary of Significant Accounting Policies (Continued)
For the fiscal year ended June 26, 2011, the Company measured at fair value, on a non-recurring basis, the assets and liabilities acquired in (i) the acquisition of CHiL Semiconductor Corporation, (ii) the acquisition of tangible personal and intellectual property of a privately held domestic corporation and (iii) the purchase of intellectual property, including patent and patent rights, as well as 25.0 million shares of preferred stock, from another privately held domestic company as described in Note 2 using significant unobservable inputs or Level 3 inputs.

As of June 24, 2012, the Company had no significant measurements of assets or liabilities at fair value on a nonrecurring basis.

During the fiscal year ended June 24, 2012, for each class of assets and liabilities, there were no transfers between those valued using quoted prices in active markets for identical assets (Level 1) and those valued using significant other observable inputs (Level 2).  The Company determines at the end of the reporting period whether a given financial asset or liability is valued using Level 1, Level 2 or Level 3 inputs.

As of June 24, 2012, the Company's investments recorded at fair value using Level 2 inputs included commercial paper, corporate debt securities, and U.S. government agency obligations.  These assets and liabilities were valued primarily using an independent valuation firm based on the market approach using various inputs such as trade data, broker/dealer quotes, observable market prices for similar securities and other available data.  The Company also records its foreign currency forward contracts at fair value using Level 2 inputs based on readily observable market parameters for all substantial terms of derivatives.
Level 3 Valuations
The following tables provide a reconciliation of the beginning and ending balance of items measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the fiscal year ended June 24, 2012, and June 26, 2011 (in thousands):

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Liabilities	Assets
	Contingent Consideration	Derivatives	Investments		Total
Beginning balance at June 26, 2011	$400	$2,773		$781	$3,554
Total gains or (losses) (realized or unrealized):
Included in earnings	(400)	61		18	79
Included in other comprehensive income	―	―		(190)	(190)
Purchases, maturities, and sales:
Purchases/additions	―	―		―	―
Maturities/prepayments	―	―		(78)	(78)
Sales	―	―		(531)	(531)
Transfers into level 3	―	―		―	―
Transfers out of level 3	―	―		―	―
Ending balance at June 24, 2012	$ ―	$2,834	$	―	$2,834

INTERNATIONAL RECTIFIER CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
1. Business, Basis of Presentation and Summary of Significant Accounting Policies (Continued)

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Liabilities	Assets
	Contingent Consideration	Derivatives	Investments	Total
Beginning balance at June 27, 2010	$ ―	$2,121	$23,337	$25,458
Total gains or (losses) (realized or unrealized):
Included in earnings	―	652	7,949	8,601
Included in other comprehensive income	―	―	(5,026)	(5,026)
Purchases, maturities, and sales:
Purchases/additions	400	―	1,500	1,500
Maturities/prepayments	―	―	(3,737)	(3,737)
Sales	―	―	(21,738)	(21,738)
Transfers into level 3	―	―	―	―
Transfers out of level 3	―	―	(1,504)	(1,504)
Ending balance at June 26, 2011	$400	$2,773	$781	$3,554

When at least one significant valuation model assumption or input used to measure the fair value of financial assets or liabilities is unobservable in the market, they are deemed to be measured using Level 3 inputs.  These Level 3 inputs may include pricing models, discounted cash flow methodologies or similar techniques where at least one significant model assumption or input is unobservable.  The Company uses Level 3 inputs to value financial assets that include a non-transferable put option on a strategic investment (the "Put Option") and a liability for an acquisition-related contingent consideration arrangement.  Level 3 inputs are also used to value investment securities that included certain asset-backed securities for which there was decreased observability of market pricing for these investments.
The Company accounts for the Put Option as a derivative instrument not designated as an accounting hedge.  The fair value was determined by an independent valuation firm using a binomial option pricing model based on the income approach.  The model uses inputs such as exercise price, fair market value of the underlying common stock, expected life (years), expected volatility, risk-free rate equivalent, and dividend yield.  The expected life is the remaining life of the Put Option.  Expected volatility is based on historical volatility of the underlying common stock as well as consideration of the volatilities of public companies deemed comparable.  As of June 24, 2012, the Company determined that significant changes in the above assumptions would not materially affect the fair value of the Put Option.  Additionally, the model materially relies on the assumption the issuer of the put option will uphold its financial obligation should the Company exercise the Company's right to put the associated number of common shares back to the issuer at a fixed price in local currency.
The acquisition-related contingent consideration arrangement requires the Company to pay additional consideration to the shareholders of the seller of that business based on a percentage of cumulative pro forma earnings, net of cumulative losses.  The fair value of the contingent consideration was estimated using a probability weighted discounted cash flow model.  The key assumptions in applying the income approach were a discount rate of 46 percent and estimated cash flows from operations.  During the fiscal year ended June 24, 2012, the Company reversed the $0.4 million of acquisition-related contingent consideration liability as it determined that the acquired assets and personnel would probably not achieve the minimum level of financial operating results in order to receive any such consideration.

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

Other-Than-Temporary Impairments of Investments
The Company evaluates securities for other-than-temporary impairment on a quarterly basis.  Impairment is evaluated considering numerous factors, and their relative significance varies depending on the situation.  Factors considered include the length of time and extent to which the market value has been less than cost, the financial condition and near-term prospects of the issuer of the securities, the Company's intent to sell, or whether it is more likely than not that it will be required to sell, the investment before anticipated recovery in fair value.  If, based upon the analysis, it is determined that the impairment is other-than-temporary, the security is written down to fair value, and a loss is recognized through earnings as a component of other (income)/expense, net.
Cash, Restricted Cash, Cash Equivalents, and Investments
The Company classifies all highly liquid investments purchased with original or remaining maturities of ninety days or less at the date of purchase to be cash equivalents. The cost of these investments approximates their fair value. The Company invests excess cash in marketable securities consisting of available-for-sale fixed income securities, as well as strategic investments in the common stock and preferred stock of publicly traded foreign companies.  Unrealized gains and losses on these investments are included in other comprehensive income, a separate component of stockholders' equity, net of any related tax effect. Realized gains and losses are included in other expense, net. Declines in value of these investments judged by management to be other-than-temporary, if any, are included in other expense, net.
Investments in non-marketable securities are carried at cost as the Company does not exert significant influence over any of its investments. The Company evaluates the carrying value of its investments for impairment on a periodic basis.
Marketable and non-marketable equity securities are classified as long-term assets in the Company's consolidated balance sheet.
The Company manages its total portfolio to encompass a diversified pool of investment‑grade securities. The Company's investment policy is to manage its total cash and investments balances to preserve principal and maintain liquidity while maximizing the returns on the investment portfolio.
Cash, restricted cash, cash equivalents and investments as of June 24, 2012 and June 26, 2011 are summarized as follows (in thousands):
	June 24, 2012	June 26, 2011
Cash and cash equivalents	$305,423	$298,731
Short-term investments	63,872	185,541
Restricted cash	1,535	2,071
Long-term investments	15,054	13,325
Total cash, restricted cash, cash equivalents and investments	$385,884	$499,668
In addition, the Company had $0.9 million and $1.6 million in a short-term deposit account with a bank as collateral for an outstanding letter of credit at June 24, 2012 and June 26, 2011, respectively, and approximately $0.6 million and $0.5 million with another bank at June 24, 2012 and June 26, 2011, respectively, as collateral for travel card transactions.

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
Inventories at June 24, 2012 and June 26, 2011, were comprised of the following (in thousands):
	June 24, 2012	June 26, 2011
Raw materials	$64,112	$63,298
Work-in-process	121,190	110,956
Finished goods	109,400	75,920
Total inventories	$294,702	$250,174
Property, Plant and Equipment
Property, plant and equipment are stated at cost. Any gain or loss on retirement or disposition is included in operating expenses. Depreciation is provided using the straight-line method based on the estimated useful lives of the assets, ranging from three to forty years. Depreciation and amortization expense for the fiscal years ended June 24, 2012, June 26, 2011 and June 27, 2010 was $83.7 million, $75.3 million and $68.4 million, respectively. Property, plant and equipment at June 24, 2012 and June 26, 2011 were comprised of the following (in thousands):
	June 24, 2012	June 26, 2011	Range of Useful Life
Building and improvements	$171,481	$176,838	3 ‑ 40
Equipment	1,128,982	1,039,097	3 ‑ 15
Less: accumulated depreciation and amortization	(909,067)	(887,798)
	391,396	328,137
Land	14,660	15,894
Construction-in-progress	55,059	100,728
Total property, plant and equipment	$461,115	$444,759

Amortization of improvements to leased premises is recorded using the straight-line method over the shorter of the remaining term of the lease or estimated useful lives of the improvements. Capital leases included in property, plant and equipment were not material at June 24, 2012 and June 26, 2011.

INTERNATIONAL RECTIFIER CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
1. Business, Basis of Presentation and Summary of Significant Accounting Policies (Continued)
Disposition of Property
On January 4, 2012, the Company completed the sale of the site of a previous manufacturing research and development facility located in Oxted, England.  The Company received cash of approximately $5.6 million as purchase price in respect of such transaction.  Since the site had a carrying value of $0.1 million previously recorded in property, plant, and equipment, net, almost the entire proceeds, net of $0.1 million of transaction costs, were recorded as a gain of $5.4 million on disposition of property in the condensed consolidated statement of operations for the fiscal year ended 2012.
Repairs and maintenance costs are charged to expense as incurred. In the fiscal years ended June 24, 2012, June 26, 2011 and June 27, 2010, repairs and maintenance expenses were $54.4 million, $50.1 million and $51.0 million, respectively.
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
In the fourth quarter of fiscal year 2012, as a result of decreased customer demand resulting in changes in manufacturing strategy, the Company determined that the carrying values of its plant assets and machinery and equipment relating to its El Segundo, California fabrication facility exceeded their expected undiscounted cash flows, and as a result, wrote the related assets down to their estimated fair value.  The fair value was determined using the market approach which considered the estimated fair value of the plant assets and machinery and equipment from the perspective of a market participant.  Consequently, the Company recorded an impairment charge of $2.5 million, which represents the excess of the carrying values of the assets over the fair values, less the estimated cost to sell. In addition to the above asset impairment charge, the Company wrote-off $1.9 million of inventory held in its El Segundo California fabrication facility which it determined would not be consumed as a result of its change in manufacturing strategy. The asset impairment and inventory write-off were related to the ESP segment and recorded in cost of sales in the consolidated statement of operations during fiscal year 2012.
Goodwill and Acquisition‑Related Intangible Assets
The Company classifies the difference between the consideration transferred and the fair value of any noncontrolling interest in the acquiree and the fair value of net assets acquired at the date of acquisition as goodwill. The Company classifies intangible assets apart from goodwill if the assets have contractual or other legal rights, or if the assets can be separated and sold, transferred, licensed, rented or exchanged. Depending on the nature of the assets acquired, the amortization period may range from 2 to 15 years for those acquisition‑related intangible assets subject to amortization.

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
Goodwill and Other Intangible Assets

The Company evaluates the carrying value of the goodwill and other intangible assets annually during the fourth quarter of each fiscal year and more frequently if it believes indicators of impairment exist. In evaluating goodwill, a two-step goodwill impairment test is applied to each reporting unit. The Company identifies reporting units and determines the carrying value of each reporting unit by assigning the assets and liabilities, including the existing goodwill and intangible assets, to those reporting units.  Each of the Company's operating segments represent individual reporting units for purposes of assessing impairment of goodwill.  In the first step of the impairment test, the Company estimates the fair value of the reporting unit. If the fair value of the reporting unit is less than the carrying value of the reporting unit, the Company performs the second step which compares the implied fair value of goodwill with the carrying amount of goodwill and writes down the carrying amount of the goodwill to the implied fair value.
The fair value of the Company's reporting units is determined using the income approach, which estimates fair value of its reporting units based on a discounted cash flow approach.  The discount rate the Company utilized for determining discounted cash flows was 14 percent based upon its assessment of the risks associated with the projected cash flows and market based estimates of capital costs. In completing the goodwill impairment analysis, the Company tests the appropriateness of reporting units' estimated fair value by reconciling the aggregate reporting units' fair values with its market capitalization.
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
In the fourth quarter of fiscal year 2012, the Company completed its annual goodwill impairment tests.  The Company's assessment considered current and anticipated future economic conditions and technology trends, and estimated future operating results.  After completing the first step in the goodwill impairment analysis, the Company concluded goodwill in the EP segment was impaired.  Several factors led to a reduction in forecasted EP segment cash flows, including, among others, deteriorating market conditions, business trends and projected product mix, causing lower than expected performance.  Based on the results of the annual assessment of goodwill for impairment, the net book value of the Company's EP segment exceeded its estimated fair value determined using a discounted cash flow analysis.  As the estimated fair value was less than the net book value, the Company performed the second step of the impairment test, and as a result, recorded a goodwill impairment charge of $69.4 million relating to the EP segment in fiscal year 2012.

The Company's annual evaluation during fiscal years 2011, and 2010 indicated that the fair value of the reporting units was more than their carrying value indicating no impairment.
As discussed in Note 2, "Business Acquisitions", as a result of two acquisitions in fiscal year 2011, the Company recorded acquisition-related intangible assets of $28.8 million and goodwill of $46.6 million. Goodwill recognized from the CHiL acquisition was assigned to the Company's Enterprise Power business segment.

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
At June 24, 2012 and June 26, 2011, acquisition‑related intangible assets included the following (in thousands):

	Amortization	June 24, 2012
	Periods (Years)	Gross Carrying Amount	Accumulated Amortization	Net
Completed technology	4-12	$52,045	$(34,556)	$17,489
Customer lists	5-12	10,430	(6,463)	3,967
Intellectual property and other	2-15	16,763	(9,643)	7,120
Total acquisition‑related intangible assets		$79,238	$(50,662)	$28,576
	Amortization	June 26, 2011
	Periods (Years)	Gross Carrying Amount	Accumulated Amortization	Net
Completed technology	4-12	$52,045	$(28,560)	$23,485
Customer lists	5-12	10,430	(5,455)	4,975
Intellectual property and other	5-15	16,763	(8,278)	8,485
Total acquisition‑related intangible assets		$79,238	$(42,293)	$36,945

As of June 24, 2012, the following table represents the total estimated amortization of intangible assets for the next five succeeding fiscal years (in thousands):
Fiscal Year	Estimated Amortization Expense
2013	$6,654
2014	6,420
2015	6,220
2016	4,681
2017	1,463
2018 and thereafter	3,138
Total	$28,576

INTERNATIONAL RECTIFIER CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
1. Business, Basis of Presentation and Summary of Significant Accounting Policies (Continued)
The carrying amount of goodwill by ongoing segment as of June 24, 2012 and June 26, 2011 was as follows (in thousands):
Business Segments:	June 24, 2012	June 26, 2011
Power Management Devices	$-	$-
Energy Saving Products	33,190	33,190
HiRel	18,959	18,959
Enterprise Power	-	69,421
Automotive Products	-	-
Intellectual Property	-	-
Total goodwill	$52,149	$121,570
As of June 24, 2012, $44.3 million of goodwill is deductible for income tax purposes, of which $3.0 million was deducted in the fiscal years ended June 24, 2012, June 26, 2011, and June 27, 2010, respectively.
The changes in the carrying amount of goodwill for the fiscal years ended June 24, 2012 and June 26, 2011 were as follows (in thousands):
Balance, June 26, 2011	$121,570
Impairment	(69,421)
Balance, June 24, 2012	$52,149
Other Accrued Expenses
Other accrued expenses at June 24, 2012 and June 26, 2011 were comprised of the following (in thousands):
	June 24, 2012	June 26, 2011
Sales returns	$32,185	$34,112
Accrued accounting and legal costs	10,192	9,943
Deferred revenue	13,634	16,329
Accrued warranty	2,190	3,457
Accrued utilities	2,625	1,840
Accrued repurchase obligation	3,240	3,099
Accrued sales and other taxes	1,862	2,829
Accrued enterprise resource planning system costs	-	8,110
Accrued subcontractor costs	3,386	3,037
Accrued rent	4,381	818
Other	9,469	9,881
Total other accrued expenses	$83,164	$93,455

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
The following table details the changes in the Company's warranty reserve for the fiscal years ended June 24, 2012, June 26, 2011, and June 27, 2010, which is included in other accrued liabilities in the schedule above (in thousands):
Accrued warranty, June 28, 2009	$1,767
Accruals for warranties issued during the year	4,000
Changes in estimates related to pre-existing warranties	(1,324)
Warranty claim settlements	(2,150)
Accrued warranty, June 27, 2010	2,293
Accruals for warranties issued during the year	5,005
Changes in estimates related to pre-existing warranties	(1,228)
Warranty claim settlements	(2,613)
Accrued warranty, June 26, 2011	3,457
Accruals for warranties issued during the year	3,722
Changes in estimates related to pre-existing warranties	(1,135)
Warranty claim settlements	(3,854)
Accrued warranty, June 24, 2012	$2,190
Other Long-Term Liabilities
Other long-term liabilities at June 24, 2012 and June 26, 2011 were comprised of the following (in thousands):
	June 24, 2012	June 26, 2011
Income taxes payable	$19,543	$17,092
Divested entities' tax obligations	1,918	3,985
Deferred compensation	10,147	9,324
Other	4,192	5,098
Total other long-term liabilities	$35,800	$35,499

At June 24, 2012, the Company had $2.2 million of accrued asset retirement obligations, of which $2.0 million is included in "Other" in the table above with the remainder in other accrued expenses, related to future obligations to remove leasehold improvements and obligations for the closure of certain owned and leased manufacturing facilities. Depreciation and accretion expense was $0.1 million for fiscal years 2012 and 2011, respectively.  Of these charges, in fiscal years 2012 and 2011, minimal amounts were recorded in selling, general and administrative expense and cost of sales, respectively.

INTERNATIONAL RECTIFIER CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
1. Business, Basis of Presentation and Summary of Significant Accounting Policies (Continued)

Derivative Financial Instruments
The Company's primary objectives for holding derivative financial instruments are to hedge non-functional currency risks, and to guarantee a minimum fixed price in local currency with the use of the put option.  The Company's accounting policies for derivative financial instruments are based on the criteria for designation of a hedging transaction as an accounting hedge, either as cash flow or fair value hedges. A cash flow hedge refers to the hedge of the exposure to variability in the cash flows of an asset or a liability, or of a forecasted transaction. A fair value hedge refers to the hedge of the exposure to changes in fair value of an asset or a liability, or of an unrecognized firm commitment. The criteria for designating a derivative as a hedge include the instrument's effectiveness in risk reduction and, in most cases, a one-to-one matching of the derivative instrument to its underlying transaction. Gains and losses from derivatives designated as fair value accounting hedges generally offset changes in the values of the hedged assets or liabilities over the life of the hedge. The Company recognizes gains and losses on derivatives that are not currently designated as hedges for accounting purposes in earnings in other (income) expense, net. As of June 24, 2012 and June 26, 2011, the Company had no derivative instruments designated as accounting hedges.  As such, all gains and losses on derivatives for the years ended June 24, 2012 and June 26, 2011 were recognized in earnings.
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
Accumulated Other Comprehensive Loss

The components of accumulated other comprehensive loss as of June 24, 2012, June 26, 2011, and June 27, 2010 were as follows (in thousands):

	June 24, 2012	June 26, 2011	June 27, 2010
Foreign currency translation adjustments	$(18,499)	$(7,904)	$(15,680)
Net unrealized gains (losses) on available-for-sale securities	(755)	5,290	5,452
Accumulated other comprehensive loss	$(19,254)	$(2,614)	$(10,228)
Stock‑Based Compensation
The Company grants RSU's with three types of vesting schedules: (i) service-based, (ii) performance-based or (iii) market-based. The fair value for service-based and performance-based RSU's is determined using the fair value of the Company's common stock on the date of grant. Compensation expense for awards with service-based conditions is amortized over the requisite service period of the award on a straight-line basis. Compensation expense for awards with performance conditions is recognized over the period from the date the performance condition is determined to be probable of occurring through the date the applicable condition is expected to be met. If the performance condition is not considered probable of being achieved, no expense is recognized until such time as the performance condition is considered probable of being met, if ever.

INTERNATIONAL RECTIFIER CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
1. Business, Basis of Presentation and Summary of Significant Accounting Policies (Continued)

The fair value of market-based RSU's is estimated by an independent valuation firm using the Monte Carlo Simulation method which takes into account multiple input variables that determine the probability of satisfying the market conditions stipulated in the award.  This method requires the input of assumptions, including the expected volatility of the Company's common stock, and a risk-free interest rate. Compensation expense related to awards that are expected to vest with a market-based condition is recognized on a straight-line basis regardless of whether the market condition is satisfied, provided that the requisite service has been achieved.  The amount of expense attributed to market-based RSUs is based on the estimated forfeiture rate, which is updated according to the Company's actual forfeiture rates.  The financial statements include amounts that are based on the Company's best estimates and judgments.

The Company estimates the fair value of stock options granted using the Black‑Scholes option pricing model. The fair value for awards that are expected to vest are then amortized on a straight-line basis over the requisite service period of the award, which is generally the option vesting term. The amount of expense attributed to awards is based on the estimated forfeiture rate, which is updated based on the Company's actual forfeiture rates. This option pricing model requires the input of subjective assumptions, including the expected volatility of the Company's common stock, pre-vesting forfeiture rate and an option's expected life. The financial statements include amounts that are based on the Company's best estimates and judgments.
The Company estimates the expected term of options using historical exercise and forfeiture data. The Company believes that this historical data is the best estimate of the expected life of a new option, and that generally all groups of the Company's employees exhibit similar exercise behavior.
The Company uses market implied volatility of options and market-based RSU's to estimate expected volatility.  The Company believes implied volatility is a better indicator of expected volatility because it considers option trader's forecast of future stock price volatility.
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
Stock Repurchase Program
On October 27, 2008, the Company announced that its Board of Directors authorized a stock repurchase program of up to $100.0 million. On July 20, 2010, the Company announced that its Board of Directors had authorized an increase in the limit of the stock repurchase program by $50.0 million, thereby increasing the total authorization for the plan to $150.0 million.  Stock repurchases under this program may be made in the open market or through privately negotiated transactions. The timing and actual number of shares repurchased depend on market conditions and other factors. The stock repurchase program may be suspended at any time without prior notice. The Company has used and plans to continue to use existing cash to fund the repurchases. All of the shares repurchased by the Company through the program were purchased in open market transactions. For the fiscal year ended June 24, 2012, the Company repurchased approximately 1.3 million shares for approximately $26.7 million, and to date the Company has purchased approximately 5.9 million shares for approximately $108 million under the program. As of June 24, 2012, the Company had not cancelled the repurchased shares of common stock, and as such, they are reflected as treasury stock in the June 24, 2012 and June 26, 2011 consolidated balance sheets.

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
The Company sells its products to distributors and original equipment manufacturers involved in a variety of industries including computing, consumer, communications, automotive and industrial.  The Company has adopted credit policies and standards to accommodate industry growth and inherent risk.  The Company performs continuing credit evaluations of its customers' financial condition and requires collateral as deemed necessary.  Reserves are provided for estimated amounts of accounts receivable that may not be collected.  The Company maintains allowances for doubtful accounts and pricing disputes. These allowances as of fiscal years ended June 24, 2012 and June 26, 2011 were $2.1 million and $2.4 million, respectively.
Adoption of Recent Accounting Standards in the Fiscal Year Ended June 24, 2012
In December 2010, the FASB issued ASC update No. 2010-28, "Intangibles-Goodwill and Other (Topic 350), when to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts, a consensus of the FASB Emerging Issues Task Force."  This amendment modifies Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts.  For those reporting units, an entity is required to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists.  The qualitative factors that an entity should consider when evaluating whether it is more likely than not that a goodwill impairment exists are consistent with the existing guidance for determining whether an impairment exists between annual tests.  The adoption of this update did not have a material impact on the Company's financial statements.
In September 2011, the FASB issued ASC update No. 2011-08, "Intangibles-Goodwill and Other (Topic 350), Testing Goodwill for Impairment".  Under the amendments in this update, a company is not required to calculate the fair value of a reporting unit unless the company determines that it is more likely than not that its fair value is less than its carrying amount.  The amendments in this update allow an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test described in Topic 350.  The more-likely-than-not threshold is defined as having a likelihood of more than 50 percent.  If after assessing the qualitative factors, a company determines it does not meet the more-likely-than-not threshold, a company is required to perform the first step of the two-step impairment test by calculating the fair value of the reporting unit and comparing the fair value with the carrying amount of the reporting unit.  The amendments in this update are effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011 (early adoption permitted).  The Company early adopted this update in the first quarter of fiscal year 2012. The adoption of this update did not have a material impact on the Company's financial statements.

INTERNATIONAL RECTIFIER CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
1. Business, Basis of Presentation and Summary of Significant Accounting Policies (Continued)

In May 2011, the FASB issued ASC update No. 2011-04, "Fair Value Measurement (Topic 820), Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs".  The amendments in this update result in common fair value measurement and disclosure requirements in US generally accepted accounting principles ("U.S. GAAP") and International Financial Reporting Standards ("IFRS").  Consequently, the amendments converge the fair value measurement guidance in U.S. GAAP and IFRS.  Some of the amendments clarify the application of existing fair value measurement requirements, while other amendments change a particular principle in ASC 820. The amendments in this update that change a particular principle or requirement for measuring fair value or disclosing information about fair value measurements include the following:  1) measuring the fair value of financial instruments that are managed within a portfolio, 2) application of premiums and discounts in a fair value measurement, and 3) additional disclosures about fair value measurements.  The adoption of this update did not have a material impact on the Company's financial statements.

Recent Accounting Standards
In June 2011, the FASB issued ASC update No. 2011-05, "Comprehensive Income (Topic 220), Presentation of Comprehensive Income" ("ASC 2011-05").  The FASB decided to eliminate the option to present components of other comprehensive income as part of the statement of changes in stockholders' equity, among other amendments in this update.  The amendments require that all non-owner changes in stockholder's equity be presented in a single continuous statement of comprehensive income or in two separate but consecutive statements.  In both choices, a company is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income.  The statement of other comprehensive income should immediately follow the statement of net income and include the components of other comprehensive income and total for other comprehensive income, along with a total for comprehensive income.  A company is also required to present on the face of the financial statements reclassification adjustments for items that are reclassified from other comprehensive income to net income in the statement(s) where the components of net income and the components of comprehensive income are presented.  The amendments in this update should be applied retrospectively and will have financial statement presentation changes only, and are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011.

In December 2011, the FASB issued ASC update No. 2011-12, "Comprehensive Income (Topic 220), Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05".  This update defers the requirement in ASC 2011-05 that companies' present reclassification adjustments for each component of accumulated other comprehensive income in both net income and other comprehensive income on the face of the financial statements.  A company will continue to be required to present amounts reclassified out of accumulated other comprehensive income on the face of the financial statements or disclose those amounts in the notes to the financial statements.  During the deferral period, there is no requirement to separately present or disclose the reclassification adjustments into net income.  All other requirements in ASC 2011-05 are not affected by this update, including the requirement to report items of net income, other comprehensive income and total comprehensive income in a single continuous or two consecutive statements.  The amendments in this update will have financial statement presentation changes only and are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011.

INTERNATIONAL RECTIFIER CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
1. Business, Basis of Presentation and Summary of Significant Accounting Policies (Continued)

In July 2012, the FASB issued ASC update No. 2012-02, "Intangibles-Goodwill and Other (Topic 350), Testing Indefinite-Lived Intangible Assets for Impairment" ("ASC 2012-02").  Under the amendments in this update, a company has the option first to assess qualitative factors to determine whether the existence of events and circumstances indicates that it is more likely than not that the indefinite-lived intangible asset is impaired as a basis for determining whether it is necessary to perform the quantitative impairment test in accordance with Topic 350.  The more-likely-than-not threshold is defined as having a likelihood of more than 50 percent.   If after assessing the qualitative factors, a company determines it does not meet the more-likely-than-not threshold, a company is required to perform the quantitative impairment test by calculating the fair value of an indefinite-lived intangible asset and comparing the fair value with the carrying amount of the asset.  The amendments in this update are effective for annual and interim impairment test performed for fiscal years beginning after September 15, 2012 (early adoption permitted).  The Company does not believe that adoption of this update will have a material impact on its financial statements.
2. Business Acquisitions
CHiL Semiconductor Corporation

On February 24, 2011, the Company entered into an Agreement and Plan of Merger ("Merger Agreement") by and among International Rectifier Corporation, a Delaware corporation, Cancun Merger Corp., a Delaware corporation ("Cancun") wholly-owned by the Company, and CHiL Semiconductor Corporation, a Delaware corporation ("CHiL") (collectively, the "Merger").  Pursuant to the Merger and related documents, the Company agreed to acquire CHiL for $75 million in cash, subject to a working capital adjustment, by means of a merger of Cancun with and into CHiL, with CHiL becoming a wholly-owned subsidiary of the Company. The Merger was closed on March 7, 2011.

CHiL designs, develops and markets intelligent mixed-signal products using digital power techniques.  The results of CHiL are included in the Company's Enterprise Power ("EP") business segment.

The acquisition of CHiL was accounted for as a business combination and was included in the Company's fiscal year 2011 results of operations from March 7, 2011, the date the Merger was closed.  CHiL contributed revenues of $2.8 million and a net loss of $3.2 million to the Company's results for the period from acquisition through June 26, 2011.

The total consideration as shown in the table below was allocated to CHiL's tangible and intangible assets and liabilities based on their estimated fair value as of the date of the completion of the transaction, March 7, 2011.  The Company made adjustments to the preliminary allocation in the fourth quarter of fiscal year 2011 which resulted in changes to consideration transferred, residual amount allocated to goodwill, inventory, intangibles, net working capital and deferred taxes. The consideration is allocated as follows (in thousands):

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

INTERNATIONAL RECTIFIER CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
2. Business Acquisitions (Continued)

Pursuant to the Merger Agreement, $11.3 million of the cash consideration was placed in an indemnification escrow account.  The Merger Agreement provided that, subject to deductions for certain claims, net working capital adjustments and the settlement of pre-closing tax liabilities, the escrow cash would be released and distributed to the former CHiL shareholders one year after the acquisition closing date.  As of June 24, 2012, approximately $10.3 million was released to the former CHiL shareholders, $0.2 million was held for the benefit of the Company to satisfy the Company's claims and conditions set forth in the Merger Agreement, and $0.8 million was used to pay bonuses to certain CHiL employees remaining employed by the Company in good standing one year after the acquisition closing date.  These retention bonuses were recorded as compensation expense over the service period.

Identifiable acquisition-related intangible assets and their estimated useful lives are as follows (in thousands):

	Asset Amount	Weighted Average Useful Life
Completed technology	$19,500	5 years
Customer lists	5,100	6 years
Other intangible assets	1,300	3 years
Total acquisition‑related intangible assets	$25,900

The fair value of the identified intangible assets was estimated by performing a discounted cash flow analysis utilizing the "income" approach and are Level 3 measurements as described in Note 1. This approach is based on a probability weighted forecast of revenues and cash expenses associated with the respective intangible assets.  The net cash flows attributable to the identified intangible assets were discounted to their present value using a rate determined by the Company based on its evaluation of the risks related to the cash flows.

The useful lives of the completed technology rights are based on the number of years for which these technologies are expected to provide cash inflows.  The useful life of the customer lists is based on historical patterns, the customer's industry and the potential for growth in the customer base.  The useful life of the trade name was based on the period for which the trade name will provide a benefit to the Company and the useful life of the non-compete agreement was based on the estimated period of utility of the agreement.

The allocation of the purchase price resulted in the Company recognizing $46.6 million of goodwill in the EP business segment related to the acquisition in fiscal year 2011.  The goodwill was not deductible for tax purposes.  The factors that contributed to the recognition of goodwill for this acquisition include the expansion of the Company's product offerings in the EP segment to include digital solutions, the Company's expectation that the acquisition will improve the cost structure and efficiencies of the CHiL operations and the premium paid for the acquisition of CHiL.

Transaction costs related to the acquisition of CHiL were immaterial.

Technology Acquisition

On February 3, 2011, the Company entered into a Purchase and Sale Agreement ("the Agreement") with a privately held domestic corporation, and its shareholders, to acquire tangible personal property and intellectual property (the "Technology Acquisition") for $2.5 million in cash plus semiannual payments of $0.4 million for a period of three years and additional amounts contingent upon the achievement of certain financial and other operating results.  The semiannual payments are contingent upon the continued employment of certain of the shareholders by the Company and will be expensed as compensation expense as incurred.  Any portion of the semi-annual payments not paid to the shareholders will be retained by the Company.  The seller was a development stage enterprise engaged in the development of power management technology solutions.

INTERNATIONAL RECTIFIER CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
2. Business Acquisitions (Continued)
The Technology Acquisition was accounted for as a business combination, and included in the Company's fiscal year 2011 results of operations from February 3, 2011, the date the Technology Acquisition closed.  The revenues and expenses for the Technology Acquisition during that period were immaterial.  The operating results of the Technology Acquisition were included in the Company's Energy Saving Products ("ESP") segment from the date of acquisition.
The total consideration for the Technology Acquisition as shown in the table below is allocated to the tangible and intangible assets and liabilities based on their estimated fair value as of the date of the completion of the transaction, February 3, 2011.  Acquisition costs were not material. The consideration is allocated as follows:

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

The Company identified one type of intangible asset acquired in the Technology Acquisition, completed technology rights.  The fair value of the completed technology was estimated utilizing a discounted cash flow analysis using the "income" approach, a Level 3 measurement, which estimates the fair value of the asset based on a discounted cash flow approach.  The completed technology has an estimated fair value of $2.9 million and will be amortized on a straight-line basis over the estimated useful life of the technology of 5 years.  The useful lives of the completed technology rights were based on the number of years for which cash flows had been projected.

INTERNATIONAL RECTIFIER CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
2. Business Acquisitions (Continued)

Pro Forma Information (unaudited)

The results of operations for CHiL and the Technology Acquisition have been included in the Company's consolidated statement of operations since the consummation of the acquisitions on March 7, 2011 and February 3, 2011, respectively.  The following unaudited pro forma financial information presents the combined results as if the acquisitions had occurred at the beginning of the prior fiscal year reporting periods (in thousands):

	Twelve Months Ended
	June 26, 2011	June 27, 2010

Combined revenues	$1,180,250	$896,411
Combined net income	$155,085	$62,860
Net income per share-basic	$2.19	$0.88
Net income per share-diluted	$2.17	$0.88

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
Available-for-sale securities as of June 24, 2012 are summarized as follows (in thousands):
	Amortized Costs	Gross Unrealized Gain	Gross Unrealized Loss	Net Unrealized Gain	Market Value
Short-Term Investments:
Corporate debt	$6,045	$26	$-	$26	$6,071
U.S. government and agency obligations	57,796	10	(5)	5	57,801
Total short-term investments	$63,841	$36	$(5)	$31	$63,872
Long-Term Investments:
U.S. government and agency obligations	$15,053	$7	$(6)	$1	$15,054
Total long-term investments	$15,053	$7	$(6)	$1	$15,054

Equity securities	$11,631	$3,848	$-	$3,848	$15,479

INTERNATIONAL RECTIFIER CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
3. Investments (Continued)

Available-for-sale securities as of June 26, 2011 are summarized as follows (in thousands):
	Amortized Costs	Gross Unrealized Gain	Gross Unrealized Loss	Net Unrealized Gain	Market Value
Short-Term Investments:
Corporate debt	$55,964	$51	$-	$51	$56,015
U.S. government and agency obligations	129,352	174	-	174	129,526
Total short-term investments	$185,316	$225	$-	$225	$185,541
Long-Term Investments:
U.S. government and agency obligations	$12,501	$43	$-	$43	$12,544
Asset-backed securities	594	187	-	187	781
Total long-term investments	$13,095	$230	$-	$230	$13,325

Equity securities	$12,963	$9,473	$-	$9,473	$22,436
The Company manages its total portfolio to encompass a diversified pool of investment‑grade securities. The investment policy is to manage its total cash and investments balances to preserve principal and maintain liquidity while maximizing the returns on the investment portfolio.
The Company purchased as strategic investments the common stock and preferred stock of a privately held domestic company. The common stock and preferred stock of the privately held domestic company has been carried at cost of $1.5 million in other assets.  During the second quarter of fiscal year 2012, the privately held domestic company in which the Company has an equity investment experienced a negative change in financial condition.  The Company then evaluated that the investment was permanently impaired and recorded an impairment charge of $1.5 million during the second quarter of fiscal year 2012.
In addition, the Company has a note receivable from another privately held company which it carries at cost of $0.4 million.  This investment is carried at cost as the Company has determined that it is not practicable to estimate the fair value of the investment given that the issuer is a start-up company whose securities are not publicly traded.  As of June 24, 2012, there have been no developments which would indicate the note receivable from the other privately held company has been impaired.
The Company also holds as strategic investments the common stock of three publicly traded foreign companies.  The common stock of the three companies are shown as "Equity securities" in the table above and are included in other assets on the consolidated balance sheets.  The common shares of the publicly traded companies are traded on either the Tokyo Stock Exchange or the Taiwan Stock Exchange.  The Company holds an option on one of the strategic investments to put the associated number of common shares back to the issuer at a fixed price in local currency (which is described as the "Put Option" in Note 1).  The Put Option became effective September 1, 2009 and is reported at fair value.  As of June 24, 2012, the fair value of the Put Option was $2.8 million, with changes in fair value recorded in other (income)/expense, net (See Note 4, "Derivative Financial Instruments").  Dividend income from these investments was $0.1 million for the fiscal years ended June 24, 2012, June 26, 2011, and June 27, 2010, respectively.

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

The following table provides the Company's other-than-temporary impairments for equity, asset-backed, and mortgage-backed securities for the fiscal years ended June 24, 2012, June 26, 2011, and June 27, 2010 (in thousands):

	Fiscal Year Ended
	June 24, 2012	June 26, 2011		June 27, 2010
Privately held domestic company-common and preferred stock	$1,504	$	―	$	―
Publicly traded foreign company(s)-common stock	1,332		1,433		2,493
Asset-backed securities	―		―		648
Mortgage-backed securities	29		―		208
Total other-than-temporary impairments	$2,865		$1,433		$3,349

The following table summarizes the fair value and gross unrealized losses related to available-for-sale investments, aggregated by type of investment and length of time that individual securities have been held as of June 24, 2012. The unrealized loss position is measured and determined at each fiscal year end (in thousands):

	Securities held in a loss position for less than 12 months at June 24, 2012		Securities held in a loss position for 12 months or more at June 24, 2012		Total in a loss position at June 24, 2012
	Market Value	Gross Unrealized Losses	Market Value	Gross Unrealized Losses	Market Value	Gross Unrealized Losses
U.S government and agency obligations	$46,420	$(11)	$-	$-	$46,420	$(11)
Total	$46,420	$(11)	$-	$-	$46,420	$(11)
As of June 26, 2011, the Company had no available-for-sale investments that were in a gross unrealized loss position.

INTERNATIONAL RECTIFIER CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
3. Investments (Continued)
The amortized cost and estimated fair value of investments at June 24, 2012, by contractual maturity, are as follows (in thousands):
Contractual Maturity (1)	Amortized Cost	Estimated Market Value
Due in 1 year or less	$63,841	$63,872
Due in 2-5 years	15,053	15,054
Due after 5 years	-	-
Total investments	$78,894	$78,926
In accordance with the Company's investment policy which limits the length of time that cash may be invested, the expected disposal dates may be less than the contractual maturity dates as indicated in the table above.
During the fiscal years ended June 24, 2012, June 26, 2011, and June 27, 2010, available-for-sale securities were sold for total proceeds of $75.8, $128.2 million, and $146.7 million, respectively.  Gross realized gains and (losses) were $0.1 million and $(0.1) million, respectively, for the fiscal year ended June 24, 2012.  Gross realized gains and (losses) were $8.2 million and $(0.3) million, respectively, for the fiscal year ended June 26, 2011.  Gross realized gains and (losses) were $6.5 million and $0 million, respectively, for the fiscal year ended June 27, 2010. The cost of marketable securities sold was determined by the first-in, first-out method.
During the fiscal years ended June 24, 2012, June 26, 2011 and June 27, 2010 as a result of sales of available-for-sale securities and recognition of other-than-temporary impairments on available-for-sale securities, the Company reclassified $0.2 million, $5.6 million and $1.8 million, respectively, from accumulated other comprehensive income to earnings either as a component of interest expense (income) or other expense depending on the nature of the gain (loss).
Fair Value of Investments
The following tables present the balances of investments measured at fair value on a recurring basis (in thousands):
	As of June 24, 2012
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Corporate debt	$6,071	$-	$6,071	$-
U.S. government and agency obligations	72,855	43,059	29,796	-
Equity securities-strategic investments	15,479	15,479	-	-
Total securities at fair value	$94,405	$58,538	$35,867	$-

INTERNATIONAL RECTIFIER CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
3. Investments (Continued)

The following tables present the balances of investments measured at fair value on a recurring basis (in thousands):
	As of June 26, 2011
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
U.S. government and agency obligations	$56,015	$-	$56,015	$-
Mortgage‑backed securities	142,070	79,822	62,248	-
Asset‑backed securities	781	-	-	781
Equity securities-strategic investments	22,436	22,436	-	-
Total securities at fair value	$221,302	$102,258	$118,263	$781

4. Derivative Financial Instruments
The Company is exposed to financial market risks, including fluctuations in interest rates, foreign currency exchange rates and market value risk related to its investments. The Company uses derivative financial instruments primarily to mitigate foreign exchange rate risks, but also as part of its strategic investment program. In the normal course of business, the Company also faces risks that are either non-financial or non-quantifiable.  Such risks principally include country risk, credit risk, and legal risk, and are not discussed or quantified in the following analyses.  In prior periods, the Company has designated certain derivatives as fair value hedges or cash flow hedges qualifying for hedge accounting treatment.  However, as of June 24, 2012, the Company's only derivatives were currency forward contracts which were not designated as accounting hedges, the Put Option (See Note 3, "Investments"), and a call option on the equity of a private domestic company. The private domestic company is a development stage entity, and as such, the Company is unable to determine the fair value of the call option at this time.
Interest Rates

The Company is subject to interest rate risk through its investments.  The objectives of the Company's investments in debt securities are to preserve principal and maintain liquidity while maximizing returns.  To achieve these objectives, the returns on the Company's investments in short-term debt generally will be compared to yields on money market instruments such as U.S. Commercial Paper programs, LIBOR, or U.S. Treasury Bills.  Investments in long-term debt securities will be generally compared to yields on comparable maturity of U.S. Treasury obligations, investment grade corporate instruments with an equivalent credit rating or an aggregate benchmark index.
The Company had no outstanding interest rate derivatives as of June 24, 2012.
Foreign Currency Exchange Rates
The Company generally hedges the risks of foreign currency-denominated repetitive working capital positions with offsetting foreign currency denominated exchange transactions, and currency forward contracts or currency swaps.  Transaction gains and losses on these foreign currency-denominated working capital positions are generally offset by corresponding gains and losses on the related hedging instruments, usually resulting in reduced net exposure.  The Company does not hedge its revenues and expenses against changes in foreign currency exchange rates as it does not perceive the net risk of changes to translated revenues and expenses from changes in exchange rates as significant enough at this time to justify hedging.  The aggregate foreign currency gains (losses) included in net income for the fiscal years ending June 24, 2012, June 26, 2011 and June 27, 2010 were $(3.5) million, $(1.2) million and $(1.9) million, respectively.

INTERNATIONAL RECTIFIER CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
4. Derivative Financial Instruments (Continued)

A significant amount of the Company's revenues, expense, and capital purchasing transactions are conducted on a global basis in several foreign currencies.  At various times, the Company has currency exposure related to the British Pound Sterling, the Euro, and the Japanese Yen.  For example, in the United Kingdom the Company has a sales office and a semiconductor wafer fabrication facility with revenues in U.S. Dollars and Euros, and expenses in British Pounds Sterling and U.S. Dollars.  To protect against exposure to currency exchange rate fluctuations on non-functional currency payables and receivables, the Company has established a balance sheet transaction risk hedging program.  This risk hedging program generally uses spot and currency forward contracts.  These contracts are not designated as hedging instruments for accounting purposes.  Through this hedging program, the Company seeks to reduce, but does not always entirely eliminate, the impact of currency exchange rate movements.
For its balance sheet transaction risk hedging program, the Company had approximately $101.8 million and $77.1 million in notional amounts of forward contracts not designated as accounting hedges outstanding at June 24, 2012 and June 26, 2011, respectively.  Net realized and unrealized foreign‑currency gains (losses) related to foreign currency forward contracts not designated as accounting hedges recognized in earnings, as a component of other expense, were $1.0 million and $(4.7) million for the fiscal years ended June 24, 2012 and June 26, 2011, respectively.
In the normal course of business, the Company also faces risks that are either non-financial or non-quantifiable. Such risks principally include country risk, credit risk and legal risk and are not discussed or quantified in the preceding analysis.
At June 24, 2012 and June 26, 2011, the fair value carrying amount of the Company's derivative instruments were as follows (in thousands):
	June 24, 2012
	Derivative Assets
Derivatives Not Designated as Hedging Instruments	Balance Sheet Location	Fair Value
Put Option	Other assets	$2,834
Currency forward contracts	Prepaid expenses and other receivables	622
	Other assets	85
Total		$3,541

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

The gain or (loss) recognized in other expense, net, for the fiscal years ended June 24, 2012, June 26, 2011, and June 27, 2010 was comprised of the following (in thousands):

	Fiscal Year Ended
Derivatives Not Designated as Hedging Instruments	June 24, 2012	June 26, 2011	June 27, 2010
Put Option	$61	$652	$2,121
Currency forward contracts	961	(4,682)	1,334
Foreign currency swap contract	―	158	(27)
Total	$1,022	$(3,872)	$3,428

Fair Value

The following tables present derivative instruments measured at fair value on a recurring basis as of June 24, 2012 and June 26, 2011 (in thousands):

	June 24, 2012
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)		Significant Other Observable Inputs (Level 2)		Significant Unobservable Inputs (Level 3)
Put option	$2,834	$	―	$	―	$2,834
Foreign currency derivatives:
Assets	707		―		707	―
Total derivative instruments at fair value	$3,541	$	―		$707	$2,834

INTERNATIONAL RECTIFIER CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
4. Derivative Financial Instruments (Continued)

	June 26, 2011
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)		Significant Other Observable Inputs (Level 2)		Significant Unobservable Inputs (Level 3)
Put option	$2,773	$	―	$	―	$2,773
Foreign currency derivatives:
Liabilities	(309)		―		(309)	―
Total derivative instruments at fair value	$2,464	$	―		$(309)	$2,773

5. Bank Letters of Credit

As of June 24, 2012 and June 26, 2011 the Company had $0.9 million and $1.6 million, respectively, of outstanding letters of credit with a bank.  These letters of credit were secured by cash collateral provided by the Company in an amount equal to their face amount.
6. Stock‑Based Compensation and Employee Benefit Plans
Stock Incentive Plans
The Company makes stock based incentive awards ("Equity Awards") and issues shares in connection with those awards under the Company's stock incentive plans.

For the fiscal years ended June 24, 2012, June 26, 2011, and June 27, 2010, Equity Awards were granted under the Company's Amended and Restated 2000 Incentive Plan (the "2000 Plan") and the Company's 2011 Performance Incentive Plan (the "2011 Plan"), and Equity Awards remained outstanding under those plans at the end of those fiscal years.  At the end of those fiscal years, Equity Awards also remained outstanding under the Company's prior 1997 Employee Stock Incentive Plan ("1997 Plan"), although no Equity Awards were granted under the 1997 plan during those fiscal years.

The 2011 Plan was adopted by the Board of Directors (the "Board") on August 15, 2011 and approved by the shareholders of the Company on November 11, 2011.  Following shareholder approval of the 2011 Plan, no further Equity Awards may be made under the 2000 Plan; however the 2000 Plan remains in effect with respect to pre-existing Equity Awards.  The grant of Equity Awards under the 1997 Plan ceased in November 2004 following an amendment increasing the share limit of the 2000 Plan.

Directors, officers and employees of the Company, and certain consultants to the Company, are eligible to receive Equity Awards under the 2011 Plan.  As of June 24, 2012, approximately 8,505,327 shares were available for Equity Award purposes under the 2011 Plan.   The 2011 Plan has rules which determine the number of shares that apply for share limits depending whether the awards are "full value awards." Each share issued for a "full-value award" is counted against the share limit under the 2011 Plan as 1.50 shares for every one share actually issued in connection with the award.  For this purpose, a "full-value award" means any award other than a stock option or stock appreciation right.

INTERNATIONAL RECTIFIER CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
6. Stock‑Based Compensation and Employee Benefit Plans (Continued)

Options granted under the Company's stock incentive plans before November 22, 2004, generally became exercisable in annual installments of 25 percent beginning on the first anniversary date, and expire after seven years.  Options granted after November 22, 2004, generally became exercisable in annual installments of 33 1/3 percent beginning on the first anniversary date, and expire after five years.  RSUs, other than performance- or market- based RSUs, generally vest in annual installments of 33 1/3 percent beginning on the first anniversary date, with RSUs issued in connection with non-employee director compensation vesting on the first anniversary date of grant.  Performance- or market- based RSUs generally vest upon the achievement of the performance- or market- based conditions established at the time of grant.
During the fiscal year ended June 24, 2012, the Company granted an aggregate of 21,000 stock options to Company employees under its 2000 Plan and 30,000 stock options to Company employees under the 2011 Plan.  Subject to the terms and conditions of the 2000 and 2011 Plans and applicable award documentation, those awards generally vest and become exercisable in equal installments over each of the first three anniversaries of the date of grant, with a maximum award term of five years.
The following table summarizes the stock option activity for the fiscal years ended June 24, 2012, June 26, 2011, and June 27, 2010 (in thousands, except per share price data):
	Stock Option Shares	Weighted Average Option Exercise Price per Share	Weighted Average Grant Date Fair Value per Share	Aggregate Intrinsic Value
Outstanding, June 28, 2009	8,248	$30.40		$3,738
Granted	268	$19.03	$6.11
Exercised	(351)	$16.02		$1,674
Expired or forfeited	(2,380)	$37.31
Outstanding, June 27, 2010	5,785	$27.88		$13,946
Granted	31	$23.42	$6.66
Exercised	(791)	$14.42		$11,153
Expired or forfeited	(2,033)	$42.75
Outstanding, June 26, 2011	2,992	$21.30		$22,154
Granted	51	$21.76	$6.82
Exercised	(225)	$14.54		$1,481
Expired or forfeited	(774)	$35.29
Outstanding, June 24, 2012	2,044	$16.76		$7,031
For the fiscal years ended June 24, 2012, June 26, 2011, and June 27, 2010, the Company received proceeds of $3.3 million, $11.4 million and $5.6 million, respectively, as a result of the exercise of stock options issued under its stock based compensation plans. The tax benefit realized for the tax deductions from stock-based awards was $1.7 million and $1.4 million for fiscal years ended June 24, 2012, and June 26, 2011, respectively, and zero for the fiscal year ended June 27, 2010.

INTERNATIONAL RECTIFIER CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
6. Stock‑Based Compensation and Employee Benefit Plans (Continued)
The following table summarizes the stock options outstanding at June 24, 2012, and the related weighted average price and life information (in thousands, except year and price data):
	June 24, 2012
	Outstanding				Exercisable
Range of Exercise Price per Share	Number Outstanding	Weighted Average Remaining Life (Years)	Weighted Average Exercise Price	Aggregate Intrinsic Value	Number Exercisable	Weighted Average Remaining Life (Years)	Weighted Average Exercise Price	Aggregate Intrinsic Value
$0.0 to $12.07	93	1.31	$12.02		93	1.31	$12.02
$12.95 to $12.95	586	1.86	$12.95		586	1.86	$12.95
$13.56 to $18.35	124	1.85	$14.44		113	1.71	$14.03
$18.55 to $40.54	1,241	1.50	$19.15		957	1.33	$19.06
	2,044	1.62	$16.76	$7,031	1,749	1.53	$16.31	$6,719

The following table summarizes the RSU activity for the fiscal years ended June 24, 2012, June 26, 2011, and June 27, 2010 (in thousands, except per share price data):
	Restricted Stock Units	Weighted Average Grant Date Fair Value Per Share	Aggregate Intrinsic Value
Outstanding, June 28, 2009	355	$17.84	$5,215
Granted	203	$19.26
Vested	(101)	$19.38	$1,960
Expired or forfeited	(5)	$19.51
Outstanding, June 27, 2010	452	$18.49	$9,113
Granted	1,984	$21.37
Vested	(342)	$18.73	$9,719
Expired or forfeited	(43)	$18.97
Outstanding, June 26, 2011	2,051	$21.22	$53,501
Granted	1,518	$19.80
Vested	(560)	$22.49	$12,821
Expired or forfeited	(104)	$23.84
Outstanding, June 24, 2012	2,905	$21.72	$57,932
The Company's stock-based compensation plan permits the reduction of a participant's RSUs for purposes of settling a participant's income tax withholding obligation. During the fiscal years ended June 24, 2012, June 26, 2011 and June 27, 2010, the Company withheld RSUs representing 185,701, 124,363 and 39,744 shares, respectively, to fund participant income tax withholding obligations.
During the fiscal year ended June 24, 2012, the Company granted 21,150 RSUs to employees, and 46,200 RSUs to members of the Board, in each case under the 2000 Plan, and 1,451,128 RSUs to employees under the 2011 Plan. The RSUs provided for vesting over a period of service, subject to the terms and conditions of their respective plans and applicable award documentation.  For the RSU awards made to employees, the vesting of awards generally takes place in equal installments over each of the first three anniversaries of the date of grant.  The RSU awards made to members of the Board were made as part of the Board's annual director compensation program, under which the vesting of RSU awards takes place generally on the first anniversary of the date of grant.

INTERNATIONAL RECTIFIER CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
6. Stock‑Based Compensation and Employee Benefit Plans (Continued)
During fiscal year 2011, the Company made RSU awards with performance (non-market-based) vesting criteria to executives and certain key employees pursuant to the 2000 Plan. Any vesting of such awards takes place upon the achievement of certain performance goals, and otherwise subject to the terms and conditions of the 2000 Plan and applicable award documentation.  The performance goals for the awards vary depending on the executive officer or key employee, and must be achieved generally on or before the end of the Company's fiscal year 2012 for the awards to vest, although some of the awards provide for achievement of performance goals on or before earlier dates.  During the first quarter of the fiscal year ended June 24, 2012, the Company recorded a net credit of $1.3 million to stock compensation expense relating to these awards, based on the determination that the achievement of certain of the performance goals that the Company in the prior year had determined were probable within the time established for the awards, were no longer considered probable as of the end of fiscal year 2012.  After the effect of such credit, the Company recognized $(1.1) million, $3.8 million, and $1.9 million of expense (credit) for these awards during fiscal years 2012, 2011, and 2010, respectively, based on actual achievement or the determination that the achievement of certain of the performance goals was probable within the time established for the awards.
In the fourth quarter of fiscal year 2012, the Company granted 433,394 RSUs with market-based vesting criteria to executives and certain key employees pursuant to the 2011 Plan.  These market-based awards vest (or fail to vest) as of the end of the Company's fiscal year 2015 but the actual number of these awards which will ultimately vest is based on the average closing market price of the Company's common stock computed over the Company's 2015 fiscal year, and otherwise subject to the terms and conditions of the 2011 Plan and applicable award documentation.  The fair value of these awards was estimated using the Monte Carlo Simulation method which takes into account the probability that the market conditions of these awards will be achieved.  Compensation costs related to awards with a market-based condition are recognized regardless of whether the market conditions are satisfied, provided that the requisite service has been provided.
Additional information relating to the Company's stock based compensation plans, including employee stock options and RSUs (including RSUs with performance-based and market-based vesting criteria) at June 24, 2012, June 26, 2011, and June 27, 2010, is as follows (in thousands):
	2012	2011	2010
Outstanding options exercisable	1,749	1,905	3,719
Options and RSUs available for grant	8,505	510	3,291
Total reserved common stock shares for stock option plans	13,454	5,553	9,528
Forfeitures are estimated at the time of grant. Based on the Company's historical exercise and termination data, a four percent forfeiture rate is assumed for the majority of the options and RSUs.
For the fiscal years ended June 24, 2012, June 26, 2011, and June 27, 2010, stock‑based compensation expense associated with the Company's stock options and RSUs (including RSUs with performance and/or market-based vesting criteria) was as follows (in thousands):
	2012	2011	2010
Selling, general and administrative expense	$9,199	$9,245	$7,906
Research and development expense	4,176	3,115	1,642
Cost of sales	2,766	3,254	1,871
Total stock‑based compensation expense	$16,141	$15,614	$11,419

INTERNATIONAL RECTIFIER CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
6. Stock‑Based Compensation and Employee Benefit Plans (Continued)

The total unrecognized compensation expense for outstanding Equity Awards was $43.3 million as of June 24, 2012.  The unrecognized compensation expense for the outstanding Equity Awards will generally be recognized over three years, except for the performance-based RSUs, and one stock option award and one RSU award made to the Chief Executive Officer (the "CEO") during fiscal year 2008.  The compensation expense for the CEO's awards made during fiscal year 2008 is being recognized over 5 years.  The unrecognized compensation expense for outstanding performance based RSUs will be recognized when it is determined that it is probable the goals will be achieved or upon achievement of the goals, whichever event occurs first.  The weighted average number of years to recognize the total compensation expense (including that of the CEO) for stock options and RSUs are 1.0 years and 2.2 years, respectively.
The fair value of the stock options associated with the above compensation expense for the fiscal years ended June 24, 2012, June 26, 2011, and June 27, 2010, respectively, was determined at the grant date using the Black‑Scholes option pricing model with the following weighted average assumptions:
	2012	2011	2010
Expected life	3.5 years	3.5 years	3.6 years
Risk free interest rate	0.44%	0.84%	1.31%
Volatility	42.25%	38.34%	40.07%
Dividend yield	0.00%	0.00%	0.00%
The fair value of the market-based RSUs associated with the above compensation expense for the fiscal years ended June 24, 2012, and June 26, 2011, respectively, was determined at the grant date using the Monte Carlo Simulation method with the following weighted average assumptions:
	2012	2011
Expected award life	3.0 years	3.0 years
Risk free interest rate	0.41%	0.62%
Volatility	36.61%	35.28%
Dividend yield	0.00%	0.00%
During fiscal year 2012, the Company estimated the expected term of options using historical exercise and forfeiture data. The risk-free interest rate is based on U.S. Treasury securities with maturities equal to the expected life of the option and market-based RSU. With respect to volatility, the Company has certain financial instruments that are publicly traded from which it can derive the implied volatility. The Company uses market implied volatility of options for valuing its stock options and market-based RSUs.  The Company believes implied volatility is a better indicator of expected volatility because it considers option trader's forecast of future stock price volatility.
Employee Stock Participation Plan
The Company's amended 1984 Employee Stock Participation Plan ("Amended ESPP"), has been suspended since April 2007.  Participation in the Amended ESPP has remained suspended through fiscal year 2012. No shares have been issued during the suspension of the Amended ESPP and 755,542 shares remained unissued at June 24, 2012.
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

INTERNATIONAL RECTIFIER CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
6. Stock‑Based Compensation and Employee Benefit Plans (Continued)

The assets and liabilities of the deferred compensation plan are recorded at fair value each reporting period with the changes in fair value recorded in other income (expense).  As of June 24, 2012 and June 26, 2011, the fair value of the assets was $9.0 million and $7.8 million, respectively, and the fair value of the liabilities was $8.1 million and $7.6 million, respectively.  The Company recorded gross unrealized gains for the deferred compensation plan in other expense, net, of $0.3 million, $0.4 million and $0.4 million for fiscal years 2012, 2011 and 2010, respectively.

Employee Savings Plan - 401(k) Plan

The Company sponsors a 401(k) plan which provides participating employees with an opportunity to accumulate funds for retirement.  The Company's contributions to the 401(k) plan were $2.4 million, $2.5 million, and $2.9 million for fiscal years 2012, 2011 and 2010, respectively.

7. Asset Impairment, Restructuring and Other Charges (Recoveries)
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
Asset impairment, restructuring and other charges represent costs related primarily to the following:
•	Newport Fabrication Facility Consolidation Initiative
•	El Segundo Fabrication Facility Closure Initiative
•	Research and Development Facility Closure Initiative

INTERNATIONAL RECTIFIER CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
7. Asset Impairment, Restructuring and Other Charges (Recoveries) (Continued)

The following table summarizes restructuring charges (recoveries) incurred during the fiscal years ended June 24, 2012, June 26, 2011 and June 27, 2010 related to the restructuring initiatives discussed below. These charges were recorded in asset impairment, restructuring and other charges (recoveries) (in thousands):

	Fiscal Year Ended
	June 24, 2012	June 26, 2011	June 27, 2010
Reported in asset impairment, restructuring and other charges
(recoveries):
Asset impairment	$-	$-	$-
Severance and workforce reduction costs (recoveries)	-	(3,426)	194
Other charges	-	67	95
Total asset impairment, restructuring and other charges
(recoveries)	$-	$(3,359)	$289

 In addition to the amounts in the table above, $1.0 million of workforce reduction expense related to retention bonuses was recorded in cost of sales during the fiscal years 2010 related to the restructuring initiatives. In fiscal year 2011, as a result of the Company's decision to suspend for the foreseeable future its El Segundo Fabrication Facility Closure Initiative (as described below), it recorded a net credit to cost of sales for approximately $1.0 million to accrued workforce reduction costs related to retention bonuses.  The Company also incurred costs to relocate and install equipment of $0.2 million, and $2.1 million for the fiscal years ended June 26, 2011 and June 27, 2010, respectively. These costs are not considered restructuring costs and were recorded in costs of sales.

The following table summarizes changes in the Company's restructuring related accruals for fiscal years ended June 24, 2012, June 26, 2011 and June 27, 2010  which are included in other accrued expenses on the balance sheet (in thousands):

	Newport, Wales	El Segundo	All Other (1)
Accrued severance and workforce reduction costs, June 28, 2009	$359	$3,535	$376
Charged to asset impairment, restructuring and other charges	-	357	-
Charged to operating expenses	-	1,006	31
Costs paid	(347)	(2)	(244)
Foreign exchange gains	(12)	-	-
Change in provision	-	-	(163)
Accrued severance and workforce reduction costs, June 27, 2010	-	4,896	-
Change in provision	-	(4,435)	-
Accrued severance and workforce reduction costs, June 26, 2011	-	461	-
Cost paid	-	(461)	-
Accrued severance and workforce reduction costs, June 24, 2012	$-	$-	$-

(1)	All Other includes accruals related to Research and Development Facility, the Divestiture, and Other Activities and Charges.

INTERNATIONAL RECTIFIER CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
7. Asset Impairment, Restructuring and Other Charges (Recoveries) (Continued)

The following table summarizes the total asset impairment, restructuring and other charges (recoveries) by initiative for the fiscal years 2011 and 2010:

	El Segundo	Research & Development Facility	Other Charges	Total
Fiscal 2010 reported in asset impairment, restructuring and other charges (recoveries):
Severance and workforce reduction costs	$357	$(47)	$(116)	$194
Other charges	-	95	-	95
Fiscal 2010 total asset impairment, restructuring and other charges (recoveries)	$357	$48	$(116)	$289

Fiscal 2011 reported in asset impairment, restructuring and other charges (recoveries):
Severance and workforce reduction costs (recoveries)	$(3,426)	$-	$-	$(3,426)
Other charges	-	67	-	67
Fiscal 2011 total asset impairment, restructuring and other charges (recoveries)	$(3,426)	$67	$-	$(3,359)

El Segundo, California Facility Closure Initiative

The Company adopted a plan for the closure of its El Segundo, California fabrication facility during fiscal year 2009. The expectation was that the plan would be carried out through calendar year 2010 with a revised estimated total pre-tax cost of $12.1 million, of which approximately $0.4 million would be non-cash charges. These estimated charges consisted of severance and other workforce reduction costs of $5.9 million and other costs incurred to close or consolidate the facility of $6.2 million.  Approximately $1.0 million of the additional costs related to equipment relocation and installation and the reconfiguration of ventilation systems.  These costs were charged to operating expense as incurred.  The restructuring charges recorded through fiscal year 2010 under this initiative included $4.0 million of severance, $1.7 million of other workforce reduction costs, and $3.9 million of other charges for this initiative.  Due to higher demand than what had been anticipated at the time the plan was adopted, in mid-fiscal year 2011 the Company suspended, for the foreseeable future, the closure of this facility.  As a result of suspending this closure initiative, the Company recorded a credit to asset impairment, restructuring and other charges for approximately $3.5 million for previously accrued severance costs in fiscal year 2011.  The Company paid the remaining $0.5 million of accrued retention bonuses under this initiative during the fiscal year 2012.

During the first quarter of fiscal year 2013, the Company announced a restructuring plan to modify its manufacturing strategy and lower its operating expenses.  As part of the plan, the Company intends to close the El Segundo, California fabrication facility (See Note 15, "Subsequent Events").

Research and Development Facility Closure Initiative

In the third quarter of fiscal year 2008, the Company adopted a plan for the closure of its Oxted, England research and development facility and its El Segundo, California research and development fabrication facility.  The costs associated with closing and exiting these facilities and severance costs were approximately $7.5 million. Of this amount, approximately $5.4 million represented the cash outlay related to this initiative.  The Company has completed the closure of the Oxted, England facility.

INTERNATIONAL RECTIFIER CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
7. Asset Impairment, Restructuring and Other Charges (Recoveries) (Continued)

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

8. Segment Information
The Company reports in six segments which correspond to the way the Company manages its business and interacts with customers. These reportable segments, which correspond to operating segments include:

Power Management Devices ("PMD") - The PMD segment targets power supply, data processing, and industrial and commercial battery-powered system applications with the Company's Trench HEXFET®MOSFETs, Discrete HEXFET®MOSFETs, Dual HEXFET®MOSFETs, FETKY®s, and DirectFET®s products.
Energy Saving Products ("ESP") -The ESP segment targets solutions in motor control appliances, industrial automation, lighting and display, audio and video with the Company's HVICs and IGBT platforms, digital control ICs and IRAM integrated power modules.  These products provide multiple technologies to deliver completely integrated design platforms specific to these customers.
Automotive Products ("AP") - The AP segment products are focused solely on automotive customers and applications that require a high level of reliability, quality and performance and consist of the Company's automotive qualified HVICs, intelligent power switch ICs, power MOSFETs including DirectFET® and IGBTs .  The Company's automotive product portfolio provides high performance and energy saving solutions for a broad variety of automotive systems, ranging from typical 12V power net applications up to 1200V hybrid electric vehicle power management solutions.
Enterprise Power ("EP") - The EP segment's primary applications include servers, storage, routers, switches, infrastructure equipment, notebooks, graphic cards, and gaming consoles.  The Company offers a broad portfolio of power management system products that deliver benchmark power density, efficiency and performance. These products include DirectFET® discrete products, digital controllers, power monitoring products, XPhase®, SupIRBuckTM and iPOWIR® voltage regulators, Low voltage ICs, and PowIRstagesTM.
HiRel - The HiRel segment includes the Company's RAD-Hard discretes, RAD-Hard ICs, power management modules and DC-DC converters as well as other high-reliability power components that address power management requirements in mission critical applications including satellites and space exploration vehicles, military hardware and other high- reliability applications such as commercial aircraft, undersea telecommunications, and oil drilling in heavy industry and products used in biomedical applications.  HiRel's strategy is to apply multiple technologies to deliver highly efficient power delivery in applications that operate in naturally harsh environments like space and undersea as well as applications that require a high level of reliability to address issues of safety, cost of failure or difficulty in replacement, like medical applications.
Intellectual Property ("IP") - The IP segment includes revenues from the sale of the Company's technologies and manufacturing process know-how, in addition to the operating results of the Company's patent licensing and settlements of claims brought against third parties.  With the expiration of the Company's broadest MOSFET patents, most of its IP segment revenues ceased during the fourth quarter of fiscal year 2008; however, the Company continues, from time to time, to enter into opportunistic licensing arrangements that it believes are consistent with its business strategy.

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
The Company's "customer segments" as referred to herein includes its PMD, ESP, AP, EP and HiRel reporting segments.

For the fiscal years ended June 24, 2012, June 26, 2011 and June 27, 2010, revenues and gross margin by reportable segments were as follows (in thousands, except percentages):

	June 24, 2012			June 26, 2011			June 27, 2010
Business Segment	Revenues	Percentage of Total	Gross Margin	Revenues	Percentage of Total	Gross Margin	Revenues	Percentage of Total	Gross Margin
PMD	$367,913	35.0%	22.8%	$456,764	38.8%	31.6%	$345,610	38.6%	16.5%
ESP	243,340	23.2	34.9	275,044	23.4	44.7	185,404	20.7	40.3
AP	113,353	10.8	22.3	112,174	9.5	29.9	72,932	8.1	24.2
EP	132,164	12.6	34.7	134,627	11.5	44.1	128,691	14.4	42.3
HiRel	192,229	18.3	51.2	190,547	16.2	51.2	153,213	17.1	51.7
Customer segments total	1,048,999	99.8	32.3	1,169,156	99.4	39.1	885,850	98.9	32.0
IP	1,589	0.2	100.0	7,421	0.6	100.0	9,447	1.1	100.0
Consolidated total	$1,050,588	100.0%	32.4%	$1,176,577	100.0%	39.5%	$895,297	100.0%	32.7%

Revenues from unaffiliated customers are based on the location in which the sale originated. The Company includes in long-lived assets, all long-term assets excluding long-term investments, restricted cash, long-term deferred income taxes, goodwill and acquisition‑related intangibles.
Geographic information for the fiscal years ended June 24, 2012, June 26, 2011 and June 27, 2010 is presented below (in thousands):
	2012	2011	2010
Revenues from Unaffiliated Customers
The United States	$231,497	$254,593	$204,474
Asia	613,706	674,654	516,993
Europe	203,796	239,909	164,383
Subtotal	1,048,999	1,169,156	885,850
Royalties (unallocated)	1,589	7,421	9,447
Total	$1,050,588	$1,176,577	$895,297
Long-lived Assets
The United States	$268,664	$306,741	$235,021
Asia	79,249	44,695	28,139
Europe	178,294	155,742	131,203
Total	$526,207	$507,178	$394,363

INTERNATIONAL RECTIFIER CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
8. Segment Information (Continued)
During the fiscal year ended June 24, 2012, sales to two of the Company's distribution customers were approximately 12.2 and 10.9 percent, respectively, of consolidated revenues.  During the fiscal year ended June 26, 2011, sales to two of the Company's distribution customers were approximately 12.7 and 11.8 percent, respectively, of consolidated revenues.  No single customer accounted for more than ten percent of the Company's consolidated revenues for the fiscal year ended June 27, 2010.

9. Income Taxes

Income (loss) before income taxes for the fiscal years ended June 24, 2012, June 26, 2011 and June 27, 2010 is as follows (in thousands):
	Fiscal Years Ended
	2012	2011	2010
Domestic	$(88,430)	$81,587	$(19,787)
Foreign	16,623	76,205	48,422
Total income (loss) before income taxes	$(71,807)	$157,792	$28,635
The (benefit from) provision for income taxes for the fiscal years ended June 24, 2012, June 26, 2011 and June 27, 2010 is as follows (in thousands):
	Fiscal Years Ended
	2012	2011	2010
Current income taxes:
Domestic	$5,971	$190	$(31,307)
Foreign	2,455	10,749	(15,000)
	$8,426	$10,939	$(46,307)
Deferred income taxes:
Domestic	$5,728	$(6,551)	$(4,983)
Foreign	(30,911)	(13,142)	(902)
	(25,183)	(19,693)	(5,885)
Total (benefit) provision	$(16,757)	$(8,754)	$(52,192)

The tax benefit from stock-based compensation reduced current or future income taxes payable for the fiscal years ended June 24, 2012, June 26, 2011 and June 27, 2010 by $1.7 million, $1.4 million, and $0.0 million, respectively.

The Company's effective tax rate on pretax income (loss) differs from the U.S. federal statutory tax rate for the fiscal years June 24, 2012, June 26, 2011 and June 27, 2010, as follows:
	Fiscal Years Ended
	2012	2011	2010
Statutory tax rate	35.0%	35.0%	35.0%
State taxes, net of federal benefit	(14.6)	(6.0)	6.0
Change in valuation allowance	38.9	(19.2)	(8.6)
Multijurisdictional taxation	1.5	(9.5)	(35.7)
Actual and deemed foreign dividends	(3.7)	2.1	51.3
Foreign tax credit	―	(5.8)	(21.5)
Research and development credit	―	―	(4.7)
Uncertain tax positions	(3.7)	(2.2)	(205.1)
Goodwill impairment	(30.1)	―	―
Other, net	―	―	1.0
Effective tax rate (benefit)	23.3%	(5.6)%	(182.3)%

INTERNATIONAL RECTIFIER CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
9. Income Taxes (Continued)
The major components of the net deferred tax assets (liabilities) as of June 24, 2012 and June 26, 2011 are as follows (in thousands):
	June 24, 2012	June 26, 2011
Deferred tax assets:
Accrued expenses	$13,423	$14,436
Accrued compensation	19,584	22,717
Property, plant and equipment	24,299	50,053
Unrealized loss on securities	―	―
Losses carryforward	72,627	55,784
Research and experimental credits	40,614	43,463
Other tax credits	33,139	22,683
Other	240	1,332
Total deferred tax assets	203,926	210,468
Valuation allowance	(161,517)	(182,563)
Deferred tax liabilities:
Unrealized gain on securities	(2,206)	(4,637)
Prepaid expenses	(880)	(1,538)
Other	(16)	(224)
Total deferred tax liabilities	(3,102)	(6,399)
Net deferred tax assets	$39,307	$21,506

Realization of deferred tax assets is dependent upon generating sufficient future taxable income, carryback of losses, offsetting deferred tax liabilities, and the availability of tax planning strategies.  Based on the consideration of all available evidence using a "more-likely-than-not" standard, the Company determined that the valuation allowance established against its federal and California deferred tax assets in the United States ("U.S.") should remain.  These valuation allowances relate to beginning of the year balances of reserves that were established during fiscal year 2009.  In addition, the Company determined during fiscal year 2012 that its California deferred tax assets should be fully reserved with a valuation allowance.   The Company also determined that the valuation allowance established against its deferred tax assets in the United Kingdom ("U.K.") during fiscal year 2009, and which was partially released during fiscal year 2011, shall be fully released by the end of fiscal year 2012 based on sustained cumulative pretax income.
As cumulative pre-tax losses for the current and prior two years in the Company's U.S. federal consolidated group constitute significant negative evidence, positive evidence of equal or greater significance is needed at a minimum to overcome that negative evidence before a tax benefit is recognized for deductible temporary differences and loss carryforwards. The Company did examine the four sources which allow the realization of deferred tax assets. They are: carrybacks, reversals of existing temporary differences, tax planning strategies, and future taxable income exclusive of reversals of existing temporary differences. As of fiscal year 2012, the Company determined that none of the sources of income were meaningful to warrant the release of the U.S. federal valuation allowance. The Company's current year California loss combined with California's fiscal years' 2008 and 2009 pretax losses constitute negative evidence which has resulted in recording a $10.3 million valuation allowance against all of the Company's California deferred tax assets. The pattern of losses for California makes the reliance on forecasted earnings a source of income which should not be used. Carrying back losses is not available to the Company for California. Based on this analysis the Company concluded that a full valuation allowance was required.

INTERNATIONAL RECTIFIER CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
9. Income Taxes (Continued)
With regard to the Company's U.K. Newport, Wales subsidiary, the Company completed certain intercompany transactions and intercompany reorganizations during fiscal year 2011.  As a result, the Company released a portion of its valuation allowance against its deferred tax assets in the U.K. based on all the available evidence including forecasted future taxable income for the U.K. entity.  The Company concluded that $9.6 million of valuation allowance could be released to benefit the current tax provision as the associated deferred tax assets would be more likely than not realized.  In addition, the Company reduced its deferred tax assets and associated valuation allowance in the U.K. by $18.4 million due to the taxable income for fiscal year 2011.  Furthermore, the Company recorded a deferred charge of $14.6 million in connection with the aforementioned reduction of its deferred tax assets in the U.K. which is offset by the associated valuation allowance, and both balances were reduced by $0.8 million in fiscal year 2011.  As of June 24, 2012, as a result of the amortization reported during the fiscal year, the deferred charge and the valuation allowance were reduced to $10.1 million and $4.7 million, respectively.   Based upon the U.K. subsidiary's current year and cumulative three-year pretax profit and all other evidence, including forecasted future taxable income, the Company released the remaining valuation allowance of $28.6 million in the fourth quarter of fiscal year 2012.
During the third quarter of fiscal year 2012, the Company recorded a deferred charge of $16.5 million and valuation allowance of $13.4 million related to certain intercompany transactions which reduced its deferred tax assets and associated valuation allowance in the U.S. by $3.1 million.

During the three months ended September 26, 2010, the statutory tax rate in the U.K. was reduced from 28 percent to 27 percent effective April 1, 2011.  As a result, the Company reported a $0.2 million impact due to this rate reduction on its deferred tax assets in the U.K in the first quarter of fiscal year 2011.  In addition, the Company reduced its deferred tax assets with a full valuation allowance in the U.K. by approximately $2.4 million as a result of the reduced statutory rate.  Subsequent to the balance sheet date of June 26, 2011 and prior to the issuance of the consolidated financial statements, the statutory tax rate in the U.K. was reduced from 27 percent to 26 percent for calendar year 2011, and further reduced to 25 percent for calendar year 2012, effective April 1, 2011 retrospectively. The Company concluded that the overall impact on the tax provision would be $1.6 million in fiscal year 2011. In addition, the Company reduced the U.K. deferred tax assets and valuation allowance by $3.4 million and $2.6 million, respectively, as a result of the reduced statutory rate. Both the overall impact on the tax provision and the reduction of the U.K. deferred tax assets and valuation allowance were recorded in the first fiscal quarter of 2012 during which the reduced statutory rate became law.

During fiscal year 2011, the Company was granted certain incentives by the Singapore Economic Development Board. As a result, the Company started to operate under a tax holiday in Singapore, effective from December 27, 2010 through December 26, 2020.  The tax holidays are conditional upon the Company meeting certain employment and investment thresholds.  The impact of the Singapore tax holidays decreased the Singapore subsidiary's deferred taxes by $2.0 million in fiscal year 2011 which benefitted the tax provision. The benefit of the tax holidays on net income per share (diluted) was $0.03 for fiscal year 2011.  No benefit was generated in fiscal year 2012.

The Company operated in multiple foreign jurisdictions with lower statutory tax rates, and its operation in Singapore had the most significant impact on the effective tax rate for the fiscal year 2012.

INTERNATIONAL RECTIFIER CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
9. Income Taxes (Continued)

A reconciliation of unrecognized tax benefits from June 27, 2010 to June 24, 2012 is as follows (in thousands):
Beginning balances of June 27, 2010	$45,212
Increases for positions taken in current year	2,708
Increases for positions taken in a prior year	2,347
Decreases for positions taken in a prior year	(1,810)
Decreases for settlements with taxing authorities	―
Decreases for lapses in the applicable statute of limitation	(2,400)
Unrecognized tax benefits at June 26, 2011	$46,057

Increases for positions taken in current year	$1,774
Increases for positions taken in a prior year	3,253
Decreases for positions taken in a current year	(221)
Decreases for positions taken in a prior year	(1,635)
Decreases for settlements with taxing authorities	―
Decreases for lapses in the applicable statute of limitation	(352)
Unrecognized tax benefits at June 24, 2012	$48,876

 As of June 24, 2012, the liability for income tax associated with uncertain tax positions was $19.5 million. If recognized, the liability associated with uncertain tax positions would result in a benefit to income taxes on the consolidated statement of operations of $16.7 million which would reduce the Company's future effective tax rate.  For fiscal year 2012, $2.6 million of increases to uncertain tax positions, if recognized, would affect the effective tax rate; however, it would be in the form of long-term deferred tax assets which would attract a full valuation allowance.
The Company's policy is to recognize interest and penalties related to uncertain tax positions as a component of income tax expense.  The Company had accrued interest and penalties related to uncertain tax positions as of June 24, 2012 and June 26, 2011 of $3.2 million and $2.9 million, respectively.  The change in interest and penalties during fiscal year 2012 of $0.3 million was primarily the result of an accrual on prior year uncertain tax liabilities. The change in interest and penalties during fiscal year 2011 was a decrease of $1.3 million, primarily the result of the lapsing of certain foreign jurisdictions' statute of limitations.
The uncertain tax positions are expected to decrease by $4.1 million during the next twelve months primarily due to certain domestic positions expected to be taken and increases in uncertain tax position in certain foreign tax jurisdictions, offset by a significant decrease due to lapses of statute of limitations in certain foreign tax jurisdictions.
The Company anticipates that there will be other changes to the unrecognized tax benefit associated with uncertain tax positions due to the expiration of statutes of limitation, audit settlements and other changes in reserves. However, due to the uncertainty regarding the timing of these events, a current estimate of the range of other changes that may occur within the next twelve months cannot be made.
 The Company's major tax jurisdictions are U.S. Federal, California, Japan, United Kingdom, Singapore, Germany, Hong Kong and Mexico. In the ordinary course of business, the Company is subject to examination by taxing authorities. As of June 24, 2012, the Company is no longer subject to U.S. federal income tax examinations for years before the fiscal year ended June 28, 2009; California income tax examinations before the fiscal year ended July 2, 2008, but fiscal years 2000 through 2005 are currently under appeals and may be reopened for examination by the California Franchise Tax Board; Japan income tax examinations before the fiscal year ended June 30, 2006; United Kingdom before the fiscal year ended June 27, 2010;  Germany tax examinations before the fiscal year ended July 2, 2006; Singapore tax examination for the year of assessment 2007 and before; Mexico tax examination for the assessment year ended December 31, 2001; and Hong Kong profits tax examinations before the assessment year ended March 31, 2005.
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

INTERNATIONAL RECTIFIER CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
9. Income Taxes (Continued)

The Company has federal, state and foreign net operating loss carryforwards.  The federal net operating loss of $76.9 million will expire in 2029 through 2032, and the California net operating loss of $85 million will expire in 2015 through 2029.  The foreign net operating losses of $6.6 million have no expiration.  The Company has foreign tax credits of $55.6 million that will expire from 2019 through 2023.  The Company also has federal research credits of $15.6 million that will expire in 2026 thru 2032, and California research credits of $35.5 million that have no expiration.
As of June 24, 2012, U.S. income taxes have not been provided on approximately $95.3 million of undistributed earnings of foreign subsidiaries since those earnings are considered to be invested indefinitely. Determination of the amount of unrecognized deferred tax liabilities for temporary differences related to investments in these non-U.S. subsidiaries that are essentially permanent in duration is not practicable. There has been a change in the Company's position on undistributed earnings regarding the pending liquidation of a foreign subsidiary into the U.S. consolidated group. The Company has not recorded a deferred tax liability on any potential gain as the earnings and profits of the subsidiary had been recognized as U.S. income in previous periods.

Pursuant to Sections 382 and 383 of the U.S. Internal Revenue Code, the utilization of operating loss carryforward and other tax attributes may be subject to limitations if certain ownership changes occur during a three-year testing period. The Company does not believe an ownership change has occurred as of June 24, 2012 that would limit the Company's utilization of any operating loss carryforward or other tax attributes.
10. Net Income per Common Share
The table below provides a reconciliation of the numerator and denominator for the basic and diluted per-share computations for fiscal years ended June 24, 2012, June 26, 2011 and June 27, 2010 (in thousands, except per share amounts):
	Fiscal Year Ended
	June 24, 2012	June 26, 2011	June 27, 2010
Net income (loss)	$(55,050)	$166,546	$80,827
Less: Income allocated to participating securities	―	2,562	465
Income (loss) available to common stockholders	$(55,050)	$163,984	80,362
Earnings per common share - basic
Weighted average shares outstanding	69,270	69,858	70,958
Basic income (loss) per share	$(0.79)	$2.35	$1.13
Earnings per common share - diluted
Basic weighted average shares outstanding	69,270	69,858	70,958
Effect of dilutive securities - stock options and RSU's	―	665	290
Diluted weighted-average shares	69,270	70,523	71,248
Diluted income (loss) per share	$(0.79)	$2.33	$1.13

For the fiscal years ended June 24, 2012, June 26, 2011 and June 27, 2010, 584,447, 762,186 and 2,734,860 of common stock equivalents were anti-dilutive and were not included in the computation of diluted earnings per share for these periods, respectively, as the exercise price for these common stock equivalents was greater than the average market price of the common stock of the Company during these periods.  In addition, for the fiscal year ended June 24, 2012, 366,100 of contingently issuable RSUs for which all necessary conditions had not been met were not included in the computation of diluted earnings per share.

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

In February 2012, the Company notified the California Department of Toxic Substances Control ("DTSC") and local districts that the Company's Temecula California manufacturing facility previously shipped wastes for disposal offsite as non-hazardous wastes which may have contained fluoride levels that are considered to constitute hazardous waste under California regulations.  The Company has taken steps to ensure compliance with the applicable waste disposal regulations in this regard.  The Company has received a notice of minor administrative violation from one of the local districts requiring updated permit documentation without the assessment of any penalty.  The Company has not as yet been contacted by all applicable regulatory authorities, including the DTSC,  in respect of this matter and it is too early to assess what, if any, penalties or other actions may be taken in the future in respect of the matter.

In December 2010, the owner by foreclosure of a property in El Segundo, California formerly owned and leased by the Company notified the Company of its claim that the Company is a potentially responsible party for the remediation of hazardous materials allegedly discovered by that owner at the property.  The Company had also been contacted by the California Department of Toxic Substances Control in connection with that 2010 notice.  Separately, in July 2012, the Company received notice from a subsequent owner of that property seeking reimbursement of investigation costs and increased construction costs allegedly resulting from the presence of hazardous materials at the property.  The Company intends to vigorously defend against all of the claims asserted by the various parties in respect of the property.

During negotiations for the Company's April 2007 divestiture of the Company's Power Control Systems business to Vishay Intertechnology, Inc., certain chemical compounds were discovered in the groundwater underneath one of the Company's former manufacturing plants in Italy, and that the Company has advised appropriate governmental authorities at about the time of such divestiture.  In August 2010, the Company received a letter from the relevant local authority requiring a confirmation of intention to proceed with preparation of a plan of characterization in relation to the site in question.  The Company has restated to local authorities its prior position from the period following such divestiture that it had not committed to take further action with respect to the site. The Company has not been assessed any penalties with respect to the site, and it is too early to assess whether any such penalties will be assessed in the future.

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

It remains the position of Rachelle that its wastes were not hazardous.  In addition, Rachelle operated as an independent corporation and the Company did not believe that a complaining party would be successful in reaching the assets of IR even if it could prevail on a claim against Rachelle.  Because Rachelle has not been sued, none of the Company's insurers has accepted liability, although at least one of the Company's insurers previously reimbursed IR for defense costs for the lawsuit filed against IR.

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
The Company has entered into several operating lease agreements, some of which contain provisions for future rent increases, rent free periods, or periods in which rent payments are reduced (abated).  The total amount of rental payments due over the lease term is being charged to rent expense on a straight-line method over the term of the lease.  The difference between rent expense recorded and the amount paid is credited or charged to "accrued rent expense," which is included in "Other current liabilities" in the accompanying consolidate balance sheet.
Total rental expense on all operating leases totaled $11.2 million, $9.8 million and $10.2 million for the fiscal years ended June 24, 2012, June 26, 2011, and June 27, 2010, respectively. The Company had outstanding purchase commitments for capital expenditures of approximately $12.6 million at June 24, 2012.  The Company had no capital lease obligations as of June 24, 2012.

INTERNATIONAL RECTIFIER CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
12. Commitments and Contingencies (Continued)

As of June 24, 2012, minimum fixed rentals required for the next five years and thereafter under operating leases are as follows (in thousands):

Fiscal Year	Minimum Fixed Rentals
2013	$9,923
2014	7,882
2015	7,567
2016	6,167
2017	4,217
Thereafter	8,197
Total	$43,953

During fiscal year 2011, the Company entered into an agreement with a vendor to secure external wafer fabrication capacity.  Under this agreement the Company advanced approximately $4.8 million on account of future purchases.  This advance was recorded in prepaid expenses and other receivables and other assets and will be credited against future purchases from the vendor to the extent the Company continues to purchase certain minimum quantities of wafers each quarter during the original two year term of the agreement.  The $4.8 million advance is subject to provisions that require the forfeiture of the portion of the vendor prepayment applicable to a given fiscal quarter if the Company does not purchase the minimum required amounts for that quarter.  During the fourth quarter of fiscal year 2012, the Company amended the vendor agreement to extend the commitment term for two additional quarters from the original two year term.  As of June 24, 2012, the Company believes the remaining vendor advance of $3.8 million will be recovered through future purchases under the agreement.  The Company will continue to assess the recoverability of the advanced payments on a quarterly basis.
During fiscal year 2011, the Company entered into an agreement with one external foundry to secure wafer fabrication capacity.  As of June 24, 2012, the Company believes the remaining foundry advances of $0.7 million will be recovered through future purchases under the agreement.
During fiscal year 2012 the Company entered into an amended foundry services agreement with one of its contract manufacturers for wafer fabrication, under which the Company is entitled to purchase silicon wafers through December 31, 2017.  Under the terms of the agreement, the Company will be required to advance funds of $1.5 million against future processing charges.  The advance payment is recoverable in the form of a fixed amount per wafer purchased.  Any portion of the advance not recovered as of December 31, 2017 will be forfeited.  As of June 24, 2012, the Company had no advances outstanding to the contract manufacturer.
In connection with the divestiture of the Company's Power Control Systems business in fiscal year 2007, the Company recorded a provision of $18.6 million for certain tax obligations with respect to divested entities. The balance of the divested entities tax obligations have decreased over time due to settlement of tax audits, lapsing of applicable statutes of limitations, and the decrease in foreign currency translation on the underlying obligation.  As of June 24, 2012, the balance of the divested entities tax obligations was $1.9 million.
On February 3, 2011, the Company completed the Technology Acquisition.  The transaction agreement related to the Technology Acquisition includes contingent consideration payable upon the achievement of certain financial operating results.  During the fiscal year ended June 24, 2012, the Company reversed the $0.4 million of acquisition-related contingent consideration liability as it determined the acquired assets and personnel would probably not achieve the minimum level of financial operating results in order to receive any such consideration. (See Note 2, "Business Acquisitions").

INTERNATIONAL RECTIFIER CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
13. Litigation

EPC/Lidow Litigation.

In September 2008, the Company filed suit in the U.S. District Court for the Central District of California against Efficient Power Conversion Corp. ("EPC"), certain of EPC's employees and other defendants (including Alex Lidow, a former chief executive officer and director of the Company, and now a principal of EPC) alleging improper and unauthorized use and/or misappropriation of certain Company confidential information, trade secrets and technology related to the Company's Gallium Nitride development program. In 2009, the Company refiled the suit in the Los Angeles Superior Court, Case No. BC409749. Alex Lidow and EPC asserted claims against the Company arising out of Lidow's employment with and separation from the Company, for violations of the California Labor Code and California Business and Professions Code, and alleging the Company unfairly competed and interfered with EPC. Those claims have been consolidated with and in the Company's action.

In January 2012, the trial court granted summary adjudication in favor of the Company on the wrongful termination cause of action filed by Lidow; however, on June 23, 2012, the Court of Appeal filed a writ of mandate directing that the trial court's order be vacated and that a new order denying summary adjudication be entered.  The Company subsequently filed a petition for review in the California Supreme Court, which was denied.

Discovery is ongoing and the Company intends to vigorously pursue all rights and defenses available to it in these matters.
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

INTERNATIONAL RECTIFIER CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
14. Quarterly Financial Data (Unaudited)

The following table sets forth a summary of the Company's unaudited quarterly financial information for each of the four quarters in the fiscal year ended June 24, 2012 (in thousands, except per share data):
	Three Months Ended
	September 25, 2011	December 25, 2011	March 25, 2012	June 24, 2012
Revenues	$302,741	$230,078	$248,094	$269,675
Cost of sales	187,903	148,659	174,132	199,871
Gross profit	114,838	81,419	73,962	69,804

Selling, general and administrative expense	48,991	50,558	49,578	51,284
Research and development expense	33,028	32,227	34,798	35,052
Impairment of goodwill	-	-	-	69,421
Amortization of acquisition‑related intangible assets	2,615	1,939	2,097	1,718
Gain on disposition of property	-	-	(5,410)	-
Operating income (loss)	30,204	(3,305)	(7,101)	(87,671)
Other expense (income), net	2,203	1,956	(46)	154
Interest income, net	(209)	(31)	(47)	(46)
Income (loss) before income taxes	28,210	(5,230)	(7,008)	(87,779)
(Benefit from) provision for income taxes	6,247	1,107	(4,518)	(19,593)
Net income (loss)	$21,963	$(6,337)	$(2,490)	$(68,186)

Net income (loss) per common share-basic (1)	$0.31	$(0.09)	$(0.04)	$(0.99)
Net income (loss) per common share-diluted (1)	$0.31	$(0.09)	$(0.04)	$(0.99)
Average common shares outstanding-basic	69,768	69,046	69,104	69,157
Average common shares and potentially dilutive securities outstanding-diluted	70,285	69,046	69,104	69,157

(1)	Net income (loss) per common share is computed using the two -class method. See Note 10, "Net Income Per Common Share".

INTERNATIONAL RECTIFIER CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
14. Quarterly Financial Data (Unaudited) (Continued)
The following table sets forth a summary of the Company's unaudited quarterly financial information for each of the four quarters in the fiscal year ended June 26, 2011 (in thousands, except per share data):
	Three Months Ended
	September 26, 2010	December 26, 2010	March 27, 2011	June 26, 2011
Revenues	$280,867	$281,744	$296,717	$317,249
Cost of sales	172,043	160,733	179,534	199,375
Gross profit	108,824	121,011	117,183	117,874

Selling, general and administrative expense	48,310	46,617	46,680	52,141
Research and development expense	27,560	28,544	30,733	32,502
Amortization of acquisition‑related intangible assets	1,219	1,242	1,695	2,612
Asset impairment, restructuring and other charges (recoveries)	134	(4)	(3,489)	-
Operating income	31,601	44,612	41,564	30,619
Other expense (income), net	1,312	1,708	(1,348)	(954)
Interest income, net	(1,409)	(4,152)	(2,694)	(1,859)
Income before income taxes	31,698	47,056	45,606	33,432
(Benefit from) provision for income taxes	(1,800)	3,127	(3,879)	(6,202)
Net income	$33,498	$43,929	$49,485	$39,634

Net income per common share-basic (1)	$0.47	$0.62	$0.70	$0.56
Net income per common share-diluted (1)	$0.47	$0.62	$0.69	$0.55
Average common shares outstanding-basic	70,165	69,587	69,854	69,827
Average common shares and potentially dilutive securities outstanding-diluted	70,483	70,235	70,601	70,522

(1)	Net income (loss) per common share is computed using the two -class method. See Note 10, "Net Income Per Common Share".

15. Subsequent Events
During the first quarter of fiscal year 2013, the Company adopted a restructuring plan to modify its manufacturing strategy and lower its operating expenses in order to align its cost structure with current business conditions.  As part of the plan, the Company plans to close its El Segundo wafer fabrication facility by March 2013, resize its wafer fabrication facility in Newport, Wales through the middle of calendar year 2015, and take additional actions.  The Company also intends to reduce its selling, general and administrative ("SG&A"), and research and development ("R&D") costs.  As a result of this plan, the Company expects it will incur approximately $8 million to $9 million of severance and related costs in the first quarter of fiscal year 2013.  Additionally, the Company anticipates it will incur additional future workforce reductions and other costs, the amount and timing of which it cannot reasonably estimate at this time, to close or consolidate its facilities or take other actions in connection with the plan.

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
In the second quarter of fiscal year 2012, the Company implemented an Enterprise Resource Planning ("ERP") system.  The implementation involved changes to our financial and other systems and accordingly, necessitated changes to our internal controls.  Specifically, the Company modified its controls in business processes impacted by the new systems, including user access security, automated workflow, transaction authorization, system reporting, reconciliation procedures, and hardware/data backup.  Company management has reviewed the controls affected by the ERP implementation and what we believe to be appropriate corresponding changes to internal controls as part of the implementation.  The Company believes that the controls, as modified, are appropriate and functioning effectively as of the end of the fiscal period covered by this report.
Our management, under the supervision and with the participation of our CEO and CFO, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of June 24, 2012. Based on this evaluation of our internal controls over financial reporting, our CEO and CFO concluded that, as of June 24, 2012, our disclosure controls and procedures were effective.
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

Under the supervision and with the participation of our management, including our CEO and CFO, we conducted an assessment of our internal control over financial reporting as of June 24, 2012. In making this assessment, management used the criteria set forth in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the "COSO Framework").  Based on this assessment, management has determined that the Company's internal control over financial reporting, as of June 24, 2012, was effective.

Management's assessment of the effectiveness of the Company's internal control over financial reporting as of June 24, 2012, has been audited by the Company's independent register public accounting firm, as stated in their report appearing on page 110.
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
Except as described above in connection with the changes implementing our ERP system, during the fiscal quarter ended June 24, 2012 there were no changes in internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of International Rectifier Corporation and Subsidiaries

We have audited International Rectifier Corporation and Subsidiaries' internal control over financial reporting as of June 24, 2012, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). International Rectifier Corporation and Subsidiaries' management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company's internal control over financial reporting based on our audit.

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

In our opinion, International Rectifier Corporation and Subsidiaries maintained, in all material respects, effective internal control over financial reporting as of June 24, 2012, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of International Rectifier Corporation and Subsidiaries as of June 24, 2012 and June 26, 2011, and the related consolidated statements of operations, stockholders' equity and comprehensive income (loss) and cash flows for each of the three years in the period ended June 24, 2012 of International Rectifier Corporation and Subsidiaries and our report dated August 22, 2012 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Los Angeles, California
August 22, 2012

ITEM 9B.  OTHER INFORMATION
The Company provides the following disclosures in lieu of the filing of a report on Form 8-K in respect of Item 2.05- Costs Associated with Exit or Disposal Activities thereof.

On August 22, 2012, the Company announced a restructuring plan to modify its manufacturing strategy and lower its operating expenses in order to align its cost structure with current business conditions.  As part of the plan, the Company plans to close its El Segundo wafer fabrication facility.

The Company plans to complete the closure of its El Segundo, California facility by the end of March, 2013.  In connection with the closure, the Company currently expects to incur charges of approximately $5.5 million for severance and related costs in the first quarter of fiscal year 2013. The exact timing of other restructuring charges and cash outflows, as well as the estimated cost ranges by category type, has not been finalized in respect of that facility.

As of the date of this filing, the Company is not able to determine all of the estimated costs and expenditures relating to the plan. To the extent required by applicable SEC regulations, the Company will file a report on Form 8-K following its determination of such estimates.

Our restructuring program is subject to a number of risks (see Part II, Item 1A, "Risk Factors- Our restructuring programs may not achieve their goals, could be costly, delayed and disruptive to our business, and could materially adversely affect our results and financial condition").

PART III
Certain information required by Part III is omitted from this Annual Report on Form 10-K and is incorporated herein by reference to the definitive proxy statement with respect to our 2012 Annual Meeting of Stockholders (the "Proxy Statement"), which we will file with the Securities and Exchange Commission no later than 120 days after the end of the fiscal year covered by this Report.
ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Information regarding executive officers of the Company is included in Part I under the caption "Executive Officers of the Company."  Other information required by this Item will appear in the Proxy Statement under the headings "Proposal No.1 Election of Directors," "Information Concerning Nominees and Members of the Board," "Committees of the Board," "Compensation Committee Report," "Report of the Audit Committee," "Compensation Committee Interlocks and Insider Participation,"  "Section 16(a) Beneficial Ownership Reporting Compliance," and "Corporate Governance," which sections are incorporated herein by reference.  The information under the heading "Executive Officers of the Registrant" in Part I, Item 1, "Business," is incorporated herein by reference.
The Board has adopted a Code of Ethics that applies to all directors, officers and employees, including the Company's principal executive officer, principal financial officer and principal accounting officer, as required by the SEC.  The Company's Code of Ethics can be found on the Corporate Governance portion of the Investor Relations section of our website, http://www.irf.com and are also available at no charge upon written request to the Corporate Secretary, International Rectifier Corporation, 101 North Sepulveda Boulevard, El Segundo, CA 90245. We intend to satisfy the disclosure requirement under Item 5.05 of Form 8-K regarding an amendment to, or a waiver from, a provision of our Code of Ethics that applies to our principal executive officer, principal financial officer or principal accounting officer by posting such information within four business days of any such amendment or waiver on our Web site, http://www.irf.com - select the "Investor Relations" link and then the "Corporate Governance" link.
ITEM 11.  EXECUTIVE COMPENSATION
Information required by this Item will appear in the Proxy Statement under the headings "Executive Compensation," "Compensation Discussion and Analysis," "Compensation Committee Report," "Compensation Committee Interlocks and Insider Participation," "Compensation Policies and Practices as They Relate to the Company's Risk Management," and "Corporate Governance," which sections are incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Securities Authorized for Issuance Under Equity Compensation Plans
The following table provides information as of June 24, 2012 about the Company's Common Stock that may be issued to employees or members of the Company's Board of Directors under the Company's existing Equity Compensation Plans.
EQUITY COMPENSATION PLAN INFORMATION
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted‑average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	4,947,624 (1)	$16.75(2)	9,260,869(3)
Equity compensation plans not approved by security holders	1,500 (4)	36.36	-
Total	4,949,124	$16.76	9,260,869

(1)
Of these shares, 29,000 and 2,013,325 were subject to options then outstanding under the International Rectifier Corporation 2011 Performance Incentive Plan (the "2011 Plan"), and the amended and restated 2000 Incentive Plan ("2000 Plan"), respectively, and 1,449,978 and  1,455,321 were subject to restricted stock unit awards then outstanding under the 2011 Plan and the 2000 Plan, respectively.

(2)	This weighted-average exercise price does not reflect the 2,905,299 shares that will be issued upon the payment of outstanding restricted stock units.

(3)
This figure consists of 8,505,327 shares available for future issuance under the 2011 Plan, and 755,542 shares available for issuance under the amended and restated 1984 Employee Stock Participation Plan ("ESPP"); however, participation in the ESPP has been suspended since April 2007.

(4)
This figure represents 1,500 options then outstanding under the 1997 Employee Stock Incentive Plan (the "1997 Plan").  The 1997 Plan was originally approved by our Board of Directors on November 24, 1997 and expired on November 22, 2004.  No new awards are permitted under the 1997 Plan and, therefore, no shares remain available for grant under the plan.  However, options issued and outstanding under the plan remain exercisable in accordance with the plan terms.  None of the stock options that we granted under the plan are incentive stock options under Section 422 of the Internal Revenue Code and the term of each outstanding option granted under the plan does not exceed ten years from the date of its grant. There are no unvested restricted stock or restricted stock unit awards outstanding under the plan.

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

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Information required by this Item will appear in the Proxy Statement under the headings "Corporate Governance," "Related Party Transaction Policy," and "Certain Relationships and Related Transactions," which sections are incorporated herein by reference.
ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES
Information required by this Item will appear in the Proxy Statement under the heading "Proposal No. 3-Ratification of Appointment of Independent Registered Public Accounting Firm," and "Independent Registered Public Accounting Firm Fees," which sections are incorporated herein by reference.

PART IV
ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
a.	Financial Statements and Financial Statement Schedule being filed as part of this report are listed in the index on page 53.
b.	Exhibits filed as part of this report are listed on the Exhibit Index on page 124.
EXHIBIT INDEX
Incorporated By Reference:

Exhibit No.	Item	Document
2(a)
Agreement of Plan of Merger, dated February 24, 2011, by and among International Rectifier Corporation, Cancun Merger Corp., CHiL Semiconductor Corporation, solely for purposes of specified Sections, the Equityholders party thereto and, solely for the purposes of specified Sections, Shareholder Representative Services LLC, solely in its capacity as the Equityholders' representative
Form 8-K filed February 25, 2011, with the Securities and Exchange Commission. (Exhibit 2.1)
3(a)	Certificate of Incorporation of the Company, as amended through July 19, 2004	Registration Statement on Form S-8 filed with the Securities and Exchange Commission on July 19, 2004, Registration No. 333-117489. (Exhibit 3.1)
3(b)	Amendment to Certificate of Incorporation, dated November 13, 2009	Form 10-Q for the quarterly period ended December 27, 2009, filed with the Securities and Exchange Commission on February 3, 2010. (Exhibit 3.2)
3(c)	Bylaws as Amended and Restated	Form 8-K filed March 26, 2012, with the Securities and Exchange Commission. (Exhibit 3.1)
4(a)	Description of the Company's Common Stock	Form 8-A filed with the Securities and Exchange Commission on June 17, 1985
4(b)	Preferred Share Purchase Rights	Form 8-A filed with the Securities and Exchange Commission on August 21, 1996
10(a)*	International Rectifier Corporation 1997 Employee Stock Incentive Plan	Registration Statement on Form S-8 filed with the Securities and Exchange Commission on February 26, 1998, Registration No. 33-46901. (Exhibit 4.1)
10(b)*	Amendment to International Rectifier Corporation 1997 Employee Stock Incentive Plan, dated October 1, 2001	Registration Statement on Form S-8 filed with the Securities and Exchange Commission on October 1, 2001, Registration No. 333-70560. (Exhibit 4.2)
10(c)*	International Rectifier Corporation Amended and Restated Stock Incentive Plan of 1992	Registration Statement on Form S-8 filed with the Securities and Exchange Commission on December 2, 1997, Registration No. 33-41363. (Exhibit 4.1)

10(d)*	International Rectifier Corporation Retirement Savings Plan	Registration Statement on Form S-8 filed with the Securities and Exchange Commission on June 24, 1998, Registration No. 33-57575. (Exhibits 4.1, 4.2 and 4.3)
10(e)*	Amendment to International Rectifier Corporation Amended and Restated Stock Incentive Plan of 1992 effective as of February 20, 2002	Form 10-Q-for the quarterly period ended March 31, 2001, filed with the Securities and Exchange Commission on May 16, 2001. (Exhibit 2)
10(f)*	International Rectifier Corporation 2000 Stock Incentive Plan	Registration Statement on Form S-8 filed with the Securities and Exchange Commission on May 18, 2000, Registration Number 333-37308. (Exhibit 4)
10(g)*	International Rectifier Corporation 1997 Stock Incentive Plan	Registration Statement on Form S-8 filed with the Securities and Exchange Commission on October 1, 2001, Registration Number 333-41904. (Exhibit 4.1)
10(h)*	International Rectifier Corporation 2000 Incentive Plan (Amended and Restated as of September 28, 2000)	Proxy Statement on Schedule 14A filed with the Securities and Exchange Commission on October 12, 2000. (Annex to Proxy Statement)
10(i)*	International Rectifier Corporation Restated 1984 Stock Participation Plan	Proxy Statement on Schedule 14A filed with the Securities and Exchange Commission on October 10, 2003. (Annex A)
10(j)*	Amended and Restated International Rectifier Corporation 2000 Stock Incentive Plan, effective as of November 24, 2004.	Form 8-K dated November 24, 2004, filed with the Securities and Exchange Commission. (Exhibit 99.1)
10(k)*	International Rectifier Corporation Deferred Compensation Plan	Form 10-Q-for the quarterly period ended September 30, 2004, filed with the Securities and Exchange Commission on November 12, 2004. (Exhibit 10.1)
10(l)*
Master Trust Agreement, effective as of November 11, 2004, between International Rectifier Corporation, a Delaware corporation, and Wilmington Trust Company, a Delaware corporation, as trustee, to evidence the master trust to be established pursuant to the International Rectifier Corporation Deferred Compensation Plan
Form 10-Q-for the quarterly period ended September 30, 2004, filed with the Securities and Exchange Commission on November 12, 2004. (Exhibit 10.2)
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
Form 8-K, dated November 14, 2006, filed with the Securities Exchange Commission. (Exhibit 2.8)

10(v)	Transition Services Agreement, dated November 8, 2006, by and between International Rectifier Corporation and Vishay Intertechnology, Inc.	Form 8-K, dated November 14, 2006, filed with the Securities Exchange Commission. (Exhibit 99.1)
10(w)	First Amendment to Master Purchase Agreement and Stock Purchase Agreement, dated January 23, 2007, by and between International Rectifier Corporation and Vishay International, Inc.	Form 10-Q-for the quarterly period ended December 31, 2006, dated February 9, 2007, filed with the Securities and Exchange Commission. (Exhibit 10.1)
10(x)	Intentionally omitted.
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
Form 8-K, dated April 9, 2007, filed with the Securities Exchange Commission. (Exhibit 99.6)
10(ff)	Transition Buy Back Die Supply Agreement, dated April 1, 2007, by and between International Rectifier Corporation and Vishay Intertechnology	Form 8-K, dated April 9, 2007, filed with the Securities Exchange Commission. (Exhibit 99.7)
10(gg)	Transition IGBT/Auto Die Supply Agreement, dated April 1, 2007, by and between International Rectifier Corporation and Vishay Intertechnology	Form 8-K, dated April 9, 2007, filed with the Securities Exchange Commission. (Exhibit 99.8)
10(hh)	Indemnification Escrow Agreement, dated April 1, 2007, by and among Vishay Intertechnology, Inc., International Rectifier Corporation and Union Bank of California, N.A., as escrow agent	Form 8-K, dated April 9, 2007, filed with the Securities Exchange Commission. (Exhibit 99.9)

10(ii)	Intentionally omitted.
10(jj)	Separation Agreement, dated October 2, 2007, by and between International Rectifier Corporation and Alex Lidow	Form 8-K, dated October 2, 2007, filed with the Securities Exchange Commission. (Exhibit 99.1)
10(kk)	Intentionally omitted.

10(ll)	Intentionally omitted.
10(mm)*	Form of Key Employee Severance Agreement	Form 8-K, dated November 2, 2007, filed with the Securities Exchange Commission. (Exhibit 10.4)
10(nn)*	Employment Agreement, dated February 6, 2008, by and between International Rectifier Corporation and Oleg Khaykin	Form 8-K, dated February 11, 2008, filed with the Securities Exchange Commission. (Exhibit 10.1)
10(oo)*	Offer Letter, dated March 31, 2008, by and between International Rectifier Corporation and Michael Barrow	Form 8-K, dated April 3, 2008, filed with the Securities Exchange Commission. (Exhibit 10.1)

10(pp)*	Agreement, dated April 17, 2008, by and between International Rectifier Corporation and Eric Lidow	Form 8-K, dated April 21, 2008, filed with the Securities Exchange Commission. (Exhibit 10.1)
10(qq)	Intentionally omitted.

10(rr)	Form of Indemnification Agreement approved for directors and executive officers of International Rectifier Corporation	Current Report on Form 8-K, dated September 15, 2008, filed with the Securities and Exchange Commission. (Exhibit 10.1)
10(ss)*	Offer Letter executed September 21, 2008 between International Rectifier Corporation and Ilan Daskal	Current Report on Form 8-K, dated September 21, 2008, filed with the Securities and Exchange Commission. (Exhibit 10.1)
10(tt)*	Severance Agreement executed September 21, 2008 between International Rectifier Corporation and Ilan Daskal	Current Report on Form 8-K, dated September 21, 2008, filed with the Securities and Exchange Commission. (Exhibit 10.2)
10(uu)*	Form of Non-Employee Director Option Agreement	Form 10-Q-for the quarterly period ended September 30, 2008, filed with the Securities and Exchange Commission on November 6, 2008. (Exhibit 10.6)

10(vv)*	Amendment to Employment Agreement, dated December 29, 2008, entered into between International Rectifier Corporation and Oleg Khaykin	Form 10-Q-for the quarterly period ended December 31, 2008, filed with the Securities and Exchange Commission on February 6, 2009. (Exhibit 10.6)
10(ww)*	RSU Award Agreement, dated August 6, 2008, entered into between International Rectifier Corporation and Oleg Khaykin	Form 10-Q-for the quarterly period ended December 31, 2008, filed with the Securities and Exchange Commission on February 6, 2009. (Exhibit 10.7)
10(xx)*	Option Award Agreement, dated August 6, 2008, entered into between International Rectifier Corporation and Oleg Khaykin	Form 10-Q-for the quarterly period ended December 31, 2008, filed with the Securities and Exchange Commission on February 6, 2009. (Exhibit 10.8)
10(yy)*	Amendment to Offer Letter, dated December 26, 2008, entered into between International Rectifier Corporation and Ilan Daskal	Form 10-Q-for the quarterly period ended December 31, 2008, filed with the Securities and Exchange Commission on February 6, 2009. (Exhibit 10.9)
10(zz)*	Amendment to Severance Agreement, dated December 26, 2008, entered into between International Rectifier Corporation and Ilan Daskal	Form 10-Q-for the quarterly period ended December 31, 2008, filed with the Securities and Exchange Commission on February 6, 2009. (Exhibit 10.10)
10(aaa)*	Amendment to Severance Agreement, dated December 29, 2008, entered into between International Rectifier Corporation and Donald R. Dancer	Form 10-Q-for the quarterly period ended December 31, 2008, filed with the Securities and Exchange Commission on February 6, 2009. (Exhibit 10.12)
10(bbb)*	Amendment to Offer Letter, dated December 26, 2008, entered into between International Rectifier Corporation and Michael Barrow	Form 10-Q-for the quarterly period ended December 31, 2008, filed with the Securities and Exchange Commission on February 6, 2009. (Exhibit 10.13)
10(ccc)*	Amendment to Severance Agreement, dated December 26, 2008, entered into between International Rectifier Corporation and Michael Barrow	Form 10-Q-for the quarterly period ended December 31, 2008, filed with the Securities and Exchange Commission on February 6, 2009. (Exhibit 10.14)
10(ddd)*	Revised form of RSU Award Agreement under International Rectifier Corporation's 2000 Incentive Plan (Amended and Restated as of November 22, 2004)	Form 10-Q-for the quarterly period ended December 31, 2008, filed with the Securities and Exchange Commission on February 6, 2009. (Exhibit 10.15)
10(eee)*	Amendment to Employment Agreement, dated as of February 17, 2009, by and between International Rectifier Corporation and Donald R. Dancer	Current Report on Form 8-K, dated February 17, 2009, filed with the Securities and Exchange Commission. (Exhibit 10.1)

10(fff)*	2000 Incentive Plan Revised Non Employee Director Option Form	Form 10-Q-for the quarterly period ended March 29, 2009, filed with the Securities and Exchange Commission on May 8, 2009. (Exhibit 10.9)
10(ggg)*	International Rectifier Corporation Deferred Compensation Plan, Amended and Restated as of January 1, 2009	Form 10-Q-for the quarterly period ended March 29, 2009, filed with the Securities and Exchange Commission on May 8, 2009. (Exhibit 10.10)

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
Form 8-K/A, filed July 29, 2009, with the Securities Exchange Commission. (Exhibit 10.1)
10(ooo)*	Form of Performance Based Restricted Stock Unit Award Agreement for Messrs. Khaykin and Barrow	Form 8-K, filed November 13, 2009, with the Securities Exchange Commission. (Exhibit 10.1)
10(ppp)*	Form of Performance Based Restricted Stock Unit Award Agreement for Messrs. Daskal and Bixler	Form 8-K, filed November 13, 2009, with the Securities Exchange Commission. (Exhibit 10.2)
10(qqq)*	Form of Performance Based Restricted Stock Unit Award Agreement for Alternative Performance Condition	Form 10-Q, dated February 3, 2010, filed with the Securities Exchange Commission. (Exhibit 10.3)
10(rrr)*	Form of Performance Based Restricted Stock Unit Award Agreement for Double Performance Condition	Form 10-Q, dated February 3, 2010, filed with the Securities Exchange Commission. (Exhibit 10.4)
10(sss)*	Description of Fiscal year 2010 Cash and Equity Incentive Programs for Executive Officers	Form 8-K, filed November 13, 2009, with the Securities Exchange Commission. (Item 5.2(e))
10(ttt)*	Description of Compensation Arrangements for Independent Members of Board of Directors	Form 8-K, filed May 4, 2010, with the Securities Exchange Commission. (Item 1.1)
10(uuu)*	Description of Fiscal year 2011 Cash and Equity Incentive Programs for Executive Officers	Form 8-K, filed July 13, 2010, with the Securities Exchange Commission. (Item 5.2(e))
10(vvv)*	Form of Consulting Agreement, effective August 18, 2010, between International Rectifier Corporation and Dr. Jack O. Vance	Form 8-K, filed August 24, 2010, with the Securities Exchange Commission. (Exhibit 10.1)

10(www)*	Form of Non-Employee Director Restricted Stock Unit Agreement	Form 8-K, filed August 24, 2010, with the Securities Exchange Commission. (Exhibit 10.2)
10(xxx)*	Description of Fiscal year 2011 Cash Incentive Program Modification for Company Secretary	Form 8-K, filed August 31, 2010, with the Securities Exchange Commission. (Item 5.2(e))
10(yyy)*	Form of Employee Performance-Based Restricted Stock Unit Award Agreement	Form 8-K, filed July 13, 2010, with the Securities Exchange Commission. (Exhibit 10.1)
10(zzz)*	Form of Employee Restricted Stock Unit Award Agreement	Form 10-Q dated November 5, 2010 filed with the Securities and Exchange Commission (Exhibit 10.1)
10(aaaa)*	Description of Executive Officer Cash Incentive Program Performance Goals for Second and Third Quarter of Fiscal year 2011	Form 8-K, filed February 11, 2011, with the Securities Exchange Commission (Item 5.2(e))
10(bbbb)*	Updated Form of Named Officer Retention Restricted Stock Unit Award Agreement	Form 8-K filed June 24, 2011, with the Securities Exchange Commission (Exhibit 10.1)
10(cccc)*	Updated Form of Performance Restricted Stock Unit Award Agreement	Form 8-K filed June 24, 2011, with the Securities Exchange Commission (Exhibit 10.2)
10(dddd)*	Description of Named Officer Equity Award Program	Form 8-K, filed June 24, 2011, with the Securities Exchange Commission (Item 5.2(e))
10(eeee)*	Description of Executive Officer Cash Incentive Program for Fiscal Year 2012	Form 8-K, filed July 26, 2011, with the Securities Exchange Commission (Item 5.2(e))
10(ffff)*	Description of Updated Compensation Arrangements for Independent Members of Board of Directors	Form 8-K, filed August 19, 2011, with the Securities Exchange Commission (Item 1.1)
10(gggg)*	Description of Executive Officer Cash Incentive Program for Fiscal Year 2012	Current Report on Form 8-K, filed July 26, 2011 with the Securities and Exchange Commission. (Item 5.2(e))
10(hhhh)*	Description of Updated Compensation Arrangements for Independent Members of Board of Directors	Current Report on Form 8-K, filed August 19, 2011 with the Securities and Exchange Commission. (Item 1.1)
10(iiii)*	Form of Updated June 2011 Named Officer and Extended Management Team Retention Restricted Stock Unit Award Agreement	Form 10-K, dated August 22, 2011, filed with the Securities Exchange Commission. (Exhibit 10.1)
10(jjjj)*	Form of Updated June 2011 Non-Extended Management Team Retention Restricted Stock Unit Award Agreement	Form 10-K, dated August 22, 2011, filed with the Securities Exchange Commission. (Exhibit 10.2)
10(kkkk)*	Form of June 2011 Performance Restricted Stock Unit Award Agreement	Form 10-K, dated August 22, 2011, filed with the Securities Exchange Commission. (Exhibit 10.3)
10(llll)*	Form of Updated August 2011 Non-Employee Director Restricted Stock Unit Award Agreement	Form 10-K, dated August 22, 2011, filed with the Securities Exchange Commission. (Exhibit 10.4)
10(mmmm)*	Amendment to Relocation Benefits between International Rectifier Corporation and Ilan Daskal dated August 18, 2011	Form 10-K, dated August 22, 2011, filed with the Securities Exchange Commission. (Exhibit 10.5)
10(nnnn)*	International Rectifier Corporation 2011 Performance Incentive Plan	Form 8-K, filed November 14, 2011, with the Securities Exchange Commission. (Exhibit 10.1)
10(oooo)*	Form of Stock Option Agreement (2011 Performance Incentive Plan) Effective November 11, 2011	Form 10-Q, dated February 3, 2012, filed with the Securities Exchange Commission. (Exhibit 10.2)
10(pppp)*	Form of Restricted Stock Unit Agreement - Extended Management Team Version (2011 Performance Incentive Plan) Effective November 11, 2011	Form 10-Q, dated February 3, 2012, filed with the Securities Exchange Commission. (Exhibit 10.3)
10(qqqq)*	Form of Restricted Stock Unit Agreement - Non-Extended Management Team Version (2011 Performance Incentive Plan) Effective November 11, 2011	Form 10-Q, dated February 3, 2012, filed with the Securities Exchange Commission. (Exhibit 10.4)

10(rrrr)*	Form of Non-Employee Director Stock Option Agreement-2011 Performance Incentive Plan	Form 10-Q, dated May 3, 2012, filed with the Securities Exchange Commission May 4, 2012. (Exhibit 10.1)
10(ssss)*	Form of Non-Employee Director RSU Agreement - 2011 Performance Incentive Plan	Form 10-Q, dated May 3, 2012, filed with the Securities Exchange Commission May 4, 2012. (Exhibit 10.2)
10(tttt)*	Description of Executive Officer Cash Incentive Program Performance Goals for Third and Fourth Quarter of Fiscal Year 2012	Current Report on Form 8-K, filed February 15, 2012 with the Securities and Exchange Commission. (Item 5.2(e))
10(uuuu)*	Description of Executive Officer Cash Incentive Program for Fiscal Year 2013	Current Report on Form 8-K, filed June 27, 2012 with the Securities and Exchange Commission. (Item 5.2(e))

14	Code of Ethics	Form 8-K, filed with the Securities and Exchange Commission on August 19, 2011. (Exhibit 14.1)

*	Denotes management contract or compensatory plan or arrangement.
Submitted Herewith:
See page 51 for an index of Financial Statements and Financial Statement Schedule being filed as part of this report.
10.1	Letter Agreement, dated July 22, 2011, between International Rectifier Corporation and Adam White*
10.2	Severance Agreement, dated September 11, 2008, between International Rectifier Corporation and Adam White*
10.3	Amendment to Severance Agreement, dated December 28, 2008, between International Rectifier Corporation and Adam White*
21	List of Subsidiaries
23.1	Consent of Independent Registered Public Accounting Firm
24	Power of Attorney
31.1	Certification Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, Adopted Pursuant to Section 302 of the Sarbanes‑Oxley Act of 2002
31.2	Certification Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, Adopted Pursuant to Section 302 of the Sarbanes‑Oxley Act of 2002
32.1	Certification Pursuant to 18 U.S.C. 1350, Adopted Pursuant to Section 906 of the Sarbanes‑Oxley Act of 2002
32.2	Certification Pursuant to 18 U.S.C. 1350, Adopted Pursuant to Section 906 of the Sarbanes‑Oxley Act of 2002
101.INS**	XBRL Instance
101.SCH**	XBRL Taxonomy Extension Schema
101.CAL**	XBRL Extension Calculation
101.LAB**	XBRL Extension Labels
101.PRE**	XBRL Taxonomy Extension Presentation
101.DEF**	XBRL Taxonomy Extension Definition

*	Denotes management contract or compensatory plan or arrangement
**	Furnished, not filed

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INTERNATIONAL RECTIFIER CORPORATION (Registrant)

	By:	/s/ ILAN DASKAL
Date: August 22, 2012		Ilan Daskal Chief Financial Officer (Duly Authorized Officer and Principal Financial and Accounting Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.
Signatures	Title	Date

/s/ Richard J. Dahl* Richard J. Dahl	Chairman of the Board	August 22, 2012

/s/ Oleg Khaykin* Oleg Khaykin	Director and Chief Executive Officer (Principal Executive Officer)	August 22, 2012

/s/ Robert Attiyeh* Robert Attiyeh	Director	August 22, 2012

/s/ Mary B. Cranston* Mary B. Cranston	Director	August 22, 2012

/s/ Dwight W. Decker* Dr. Dwight W. Decker	Director	August 22, 2012

/s/ Didier Hirsch* Didier Hirsch	Director	August 22, 2012

/s/ Thomas A. Lacey* Thomas A. Lacey	Director	August 22, 2012

/s/ James D. Plummer* James D. Plummer	Director	August 22, 2012

/s/ Barbara L. Rambo* Barbara L. Rambo	Director	August 22, 2012

/s/ Rochus E. Vogt* Rochus E. Vogt	Director	August 22, 2012

*By: /s/ Ilan Daskal Ilan Daskal Attorney-in-fact		August 22, 2012

SCHEDULE II
INTERNATIONAL RECTIFIER CORPORATION AND SUBSIDIARIES
VALUATION AND QUALIFYING ACCOUNTS

For the Fiscal Years Ended June 24, 2012, June 26, 2011, and June 27, 2010
(In thousands)
	Balance at beginning of year	Additions (reductions) charged to costs and expenses(1)	Deductions (2)	Balance at end of year
2012
Accounts receivable allowance	$2,424	$1,606	$(1,964)	$2,066
Deferred income tax valuation allowance	182,563	83	(21,129)	161,517
2011
Accounts receivable allowance	$3,725	$2,731	$(4,032)	$2,424
Deferred income tax valuation allowance	236,405	100	(53,942)	182,563
2010
Accounts receivable allowance	$5,102	$1,910	$(3,287)	$3,725
Deferred income tax valuation allowance	248,666	1,680	(13,941)	236,405

(1)
Additions charged to costs and expenses relating to accounts receivable are net of reductions to estimated reserves; additions to deferred income tax valuation allowance relating to state deferred tax assets true-up. The gross release of the valuation allowance was comprised of: (i) the release of $28.6 million in valuation allowance at a U.K. subsidiary, and (ii) the impact of the impairment of goodwill totaling $1.8 million. The gross increase of the valuation allowance was comprised of: (i) recording a valuation allowance on the Company's California deferred tax assets in the amount of $10.3 million, and (ii) an increase in the valuation allowance associated with U.S. federal and states current year results totaling $2.3 million.

(2)	Deductions relating to accounts receivable allowance include uncollectible accounts written-off, net of recoveries; deductions of deferred income tax valuation allowance relating to decreased deferred tax assets and release of valuation allowance.