Form 10-Q
period 2012-09-23
INTERNATIONAL RECTIFIER CORP /DE/
filed 2012-11-02
CIK 316793

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 23, 2012
or
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
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒   No 
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒
There were 69,135,292 shares of the registrant's common stock, par value $1.00 per share, outstanding on October 25, 2012.

NOTE REGARDING FORWARD‑LOOKING STATEMENTS
This document contains "forward‑looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. These statements relate to expectations concerning matters that (a) are not historical facts, (b) predict or forecast future events or results, or (c) embody assumptions that may prove to have been inaccurate. These forward‑looking statements involve risks, uncertainties and assumptions. When we use words such as "believe," "expect," "anticipate," "will" or similar expressions, we are making forward‑looking statements. Although we believe that the expectations reflected in such forward‑looking statements are reasonable, we cannot give readers any assurance that such expectations will prove correct. The actual results may differ materially from those anticipated in the forward‑looking statements as a result of numerous factors, many of which are beyond our control. Important factors that could cause actual results to differ materially from our expectations include, but are not limited to, the factors discussed in the sections entitled "Risk Factors" and "Management's Discussion and Analysis of Financial Condition and Results of Operations." All forward‑looking statements attributable to us are expressly qualified in their entirety by the factors that may cause actual results to differ materially from anticipated results. Readers are cautioned not to place undue reliance on these forward‑looking statements, which reflect our opinion only as of the date hereof. We undertake no duty or obligation to revise these forward‑looking statements. Readers should carefully review the risk factors described in this document as well as in other documents we file from time to time with the Securities and Exchange Commission ("SEC").

PART I. FINANCIAL INFORMATION
ITEM 1.  Financial Statements
INTERNATIONAL RECTIFIER CORPORATION AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
	Three Months Ended
	September 23, 2012	September 25, 2011
Revenues	$252,492	$302,741
Cost of sales	181,951	187,903
Gross profit	70,541	114,838

Selling, general and administrative expense	47,295	48,991
Research and development expense	33,449	33,028
Amortization of acquisition‑related intangible assets	1,680	2,615
Asset impairment, restructuring and other charges	8,966	—
Operating income (loss)	(20,849)	30,204
Other expense, net	1,008	2,203
Interest income, net	(32)	(209)
Income (loss) before income taxes	(21,825)	28,210
Provision for income taxes	6,950	6,247
Net income (loss)	$(28,775)	$21,963
Net income (loss) per common share—basic (1)	$(0.42)	$0.31
Net income (loss) per common share—diluted (1)	$(0.42)	$0.31
Average common shares outstanding—basic	69,283	69,768
Average common shares and potentially dilutive securities outstanding—diluted	69,283	70,285

(1)  Net income per common share is computed using the two-class method. See Note 14, "Net Income Per Common Share".
The accompanying notes are an integral part of these financial statements.

INTERNATIONAL RECTIFIER CORPORATION AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)
	Three Months Ended
	September 23, 2012	September 25, 2011
Net income (loss)	$(28,775)	$21,963
Other comprehensive income (loss):
Foreign currency translation adjustments	11,232	(6,632)
Unrealized losses on securities:
Unrealized holding losses on available-for-sale securities, net of tax effect of $0 and $(2,686), respectively	(3,204)	(4,517)
Other comprehensive income (loss)	8,028	(11,149)
Comprehensive income (loss)	$(20,747)	$10,814
The accompanying notes are an integral part of these financial statements.

INTERNATIONAL RECTIFIER CORPORATION AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)
	September 23, 2012	June 24, 2012 (1)
ASSETS
Current assets:
Cash and cash equivalents	$279,815	$305,423
Restricted cash	616	595
Short-term investments	75,777	63,872
Trade accounts receivable, net of allowances	151,556	168,499
Inventories	283,516	294,702
Current deferred tax assets	5,251	5,110
Prepaid expenses and other receivables	34,347	29,845
Total current assets	830,878	868,046
Restricted cash	940	940
Long-term investments	10,048	15,054
Property, plant and equipment, net	465,501	461,115
Goodwill	52,149	52,149
Acquisition‑related intangible assets, net	26,896	28,576
Long-term deferred tax assets	38,118	40,850
Other assets	62,393	65,093
Total assets	$1,486,923	$1,531,823
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$66,342	$88,726
Accrued income taxes	—	750
Accrued salaries, wages and commissions	44,008	40,403
Other accrued expenses	75,745	83,164
Total current liabilities	186,095	213,043
Long-term deferred tax liabilities	7,692	6,653
Other long-term liabilities	37,343	35,800
Total liabilities	231,130	255,496
Commitments and contingencies
Stockholders' equity:
Common shares	75,322	75,125
Capital contributed in excess of par value	1,042,962	1,037,736
Treasury stock, at cost	(113,175)	(107,965)
Retained earnings	261,910	290,685
Accumulated other comprehensive loss	(11,226)	(19,254)
Total stockholders' equity	1,255,793	1,276,327
Total liabilities and stockholders' equity	$1,486,923	$1,531,823

(1)  Amounts derived from the audited financial statements at June 24, 2012.
The accompanying notes are an integral part of these financial statements.

INTERNATIONAL RECTIFIER CORPORATION AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
	Three Months Ended
	September 23, 2012	September 25, 2011
Cash flows from operating activities:
Net income (loss)	$(28,775)	$21,963
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	22,687	19,523
Amortization of acquisition‑related intangible assets	1,680	2,615
Loss (gain) on disposal of fixed assets	(84)	692
Stock compensation expense	5,739	3,707
Gain on the sale of investments	—	(54)
Other-than-temporary impairment of investments	—	535
Provision for bad debt	2	1,232
Provision for inventory write‑downs	5,335	4,211
(Gain) loss on derivatives	2,210	(1,409)
Deferred income taxes	5,357	1,424
Excess tax benefit from stock-based awards	(1)	(623)
Changes in operating assets and liabilities, net	(5,119)	(39,237)
Other	(2,492)	2,021
Net cash provided by operating activities	6,539	16,600
Cash flow from investing activities:
Additions to property, plant and equipment	(21,986)	(45,245)
Proceeds from sale of property, plant and equipment	118	—
Sale of investments	—	5,342
Maturities of investments	3,000	52,025
Purchase of investments	(9,979)	(36,096)
Addition to restricted cash	(4)	(21)
Net cash used in investing activities	(28,851)	(23,995)
Cash flows from financing activities:
Proceeds from exercise of stock options	663	399
Excess tax benefit from stock-based awards	1	623
Purchase of treasury stock	(5,210)	(23,576)
Net settlement of restricted stock units for tax withholdings	(980)	(1,802)
Net cash used in financing activities	(5,526)	(24,356)
Effect of exchange rate changes on cash and cash equivalents	2,230	(2,441)
Net decrease in cash and cash equivalents	(25,608)	(34,192)
Cash and cash equivalents, beginning of period	305,423	298,731
Cash and cash equivalents, end of period	$279,815	$264,539
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
The Company's products include power metal oxide semiconductor field effect transistors ("MOSFETs"), high voltage analog and mixed signal integrated circuits ("HVICs"), low voltage analog and mixed signal integrated circuits ("LVICs"), digital integrated circuits ("ICs"), radiation‑resistant ("RAD-Hard") power MOSFETs, insulated gate bipolar transistors ("IGBTs"), high reliability DC-DC converters, digital controllers and automotive products.
Basis of Presentation
The condensed consolidated financial statements have been prepared in accordance with the instructions for Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"), and therefore do not include all information and notes normally provided in audited financial statements prepared in accordance with U.S. generally accepted accounting principles ("GAAP"). The condensed consolidated financial statements include the accounts of the Company and its subsidiaries, which are located in North America, Europe and Asia. Intercompany balances and transactions have been eliminated in consolidation.
In the opinion of management, all adjustments (consisting of normal recurring accruals and other adjustments) considered necessary for a fair presentation of the Company's results of operations, financial position, and cash flows have been included.  The results of operations for the interim periods presented are not necessarily comparable to the results of operations for any other interim period or indicative of the results that will be recorded for the full fiscal year ending June 30, 2013. These condensed consolidated financial statements and the accompanying notes should be read in conjunction with the Company's annual consolidated financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended June 24, 2012 filed with the SEC on August 23, 2012 (the "2012 Annual Report").
Fiscal Year and Quarter
The Company operates on a 52-53 week fiscal year with the fiscal year ending on the last Sunday in June. The three months ended September 2012 and 2011 consisted of 13 weeks ending on September 23, 2012 and September 25, 2011, respectively.
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

The financial assets and liabilities which are measured and recorded at fair value on a recurring basis are included within the following items on the Company's consolidated balance sheet as of September 23, 2012 and June 24, 2012 (in thousands):
	As of September 23, 2012
Assets and Liabilities:	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash and cash equivalents	$16,998	$—	$16,998	$—
Short-term investments	75,777	45,033	30,744	—
Long-term investments	10,047	5,000	5,047	—
Other assets	24,529	21,609	—	2,920
Other accrued expenses	(493)	—	(493)	—
Other long-term liabilities	(9,670)	(8,575)	(1,095)	—
Total	$117,188	$63,067	$51,201	$2,920
Fair value as a percentage of total	100.0%	53.8%	43.7%	2.5%
Level 3 as a percentage of total assets				0.2%

	As of June 24, 2012
Assets and Liabilities:	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash and cash equivalents	$9,997	$—	$9,997	$—
Short-term investments	63,872	33,058	30,814	—
Prepaid expenses and other receivables	622	—	622	—
Long-term investments	15,054	10,001	5,053	—
Other assets	27,358	24,439	85	2,834
Other long-term liabilities	(8,139)	(8,139)	—	—
Total	$108,764	$59,359	$46,571	$2,834
Fair value as a percentage of total	100.0%	54.6%	42.8%	2.6%
Level 3 as a percentage of total assets				0.2%

INTERNATIONAL RECTIFIER CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1. Business, Basis of Presentation and Summary of Significant Accounting Policies (Continued)
The Company considers as cash and cash equivalents all investments that are highly liquid with an initial maturity of three months or less from the date of purchase.
The fair value of investments, derivatives, and other assets and liabilities are disclosed in Note 2, Note 3, and Note 9, respectively.
During the three months ended September 23, 2012, and September 25, 2011, the Company had no significant measurements of assets or liabilities at fair value on a nonrecurring basis.
During the three months ended September 23, 2012 and September 25, 2011, for each class of assets and liabilities, there were no transfers between those valued using quoted prices in active markets for identical assets (Level 1) and those valued using significant other observable inputs (Level 2).  The Company determines at the end of the reporting period whether a given financial asset or liability is valued using Level 1, Level 2 or Level 3 inputs.
As of September 23, 2012, the Company's investments recorded at fair value using Level 2 inputs included commercial paper, corporate debt securities, and U.S. government agency obligations.  The above assets and liabilities recorded at fair value using Level 2 inputs were valued primarily using an independent valuation firm based on the market approach using various inputs such as trade data, broker/dealer quotes, observable market prices for similar securities and other available data.  The Company also records its foreign currency forward contracts at fair value using Level 2 inputs based on readily observable market parameters for all substantial terms of derivatives.

Level 3 Valuation Techniques

The following tables provide a reconciliation of the beginning and ending balance of items measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three months ended September 23, 2012 and September 25, 2011 (in thousands):

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
Assets
Derivatives
Beginning balance at June 24, 2012	$2,834
Total gains or (losses) (realized or unrealized):
Included in earnings	86
Included in other comprehensive income	—
Purchases, maturities, and sales:
Purchases/additions	―
Maturities/prepayments	―
Sales	―
Transfers into level 3	―
Transfers out of level 3	—
Ending balance at September 23, 2012	$2,920

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

The Company accounts for the Put Option as a derivative instrument not designated as an accounting hedge.  The fair value was determined using the Black-Scholes option pricing model.  The model uses inputs such as exercise price, fair market value of the underlying common stock, expected life (years), expected volatility, risk-free rate equivalent, and dividend yield.  The expected life is the remaining life of the Put Option.  Expected volatility is based on historical volatility of the underlying common stock as well as consideration of the volatilities of public companies deemed comparable.  As of September 23, 2012, the Company determined that significant changes in the above assumptions would not materially affect the fair value of the Put Option.  Additionally, the model materially relies on the assumption the issuer of the put option will uphold its financial obligation up to its common equity value should the Company exercise the Company's right to put the associated number of common shares back to the issuer at a fixed price in local currency.

Adoption of Recent Accounting Standards

In June 2011, the FASB issued ASC update No. 2011-05, "Comprehensive Income (Topic 220), Presentation of Comprehensive Income" ("ASC 2011-05").  The FASB decided to eliminate the option to present components of other comprehensive income as part of the statement of changes in stockholders' equity, among other amendments in this update.  The amendments require that all non-owner changes in stockholder's equity be presented in a single continuous statement of comprehensive income or in two separate but consecutive statements.  In both alternatives, a company is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income.  A company is also required to present on the face of the financial statements reclassification adjustments for items that are reclassified from other comprehensive income to net income in the statement(s) where the components of net income and the components of comprehensive income are presented.  The adoption of this update did not have a material impact on the Company's financial statements and the statement of comprehensive income was presented as a separate consecutive statement following the unaudited condensed consolidated statements of operations (See Part I, Item 1, Financial Statements- "Unaudited Condensed Consolidated Statements of Comprehensive Income").

INTERNATIONAL RECTIFIER CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1. Business, Basis of Presentation and Summary of Significant Accounting Policies (Continued)

        In December 2011, the FASB issued ASC update No. 2011-12, "Comprehensive Income (Topic 220), Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05".  This update defers the requirement in ASC 2011-05 that companies present reclassification adjustments for each component of accumulated other comprehensive income in both net income and other comprehensive income on the face of the financial statements.  A company will continue to be required to present amounts reclassified out of accumulated other comprehensive income on the face of the financial statements or disclose those amounts in the notes to the financial statements.  During the deferral period, there is no requirement to separately present or disclose the reclassification adjustments into net income.  All other requirements in ASC 2011-05 are not affected by this update, including the requirement to report items of net income, other comprehensive income and total comprehensive income in a single continuous or two consecutive statements.  The amendments in this update did not have a material impact on the Company's financial statements.

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

2. Investments

Available-for-sale investments are carried at fair value, inclusive of unrealized gains and losses, and net of discount accretion and premium amortization computed using the level yield method.  Net unrealized gains and losses are included in other comprehensive income (loss) net of applicable income taxes.  Gains or losses on sales of available-for-sale investments are recognized using the first-in, first-out method and are included in other income or interest income depending upon the type of security.
Available-for-sale securities as of September 23, 2012 are summarized as follows (in thousands):
	Amortized Costs	Gross Unrealized Gain	Gross Unrealized Loss	Net Unrealized Gain	Market Value
Short-Term Investments:
Corporate debt	$6,022	$28	$—	$28	$6,050
U.S. government and agency obligations	69,716	11	—	11	69,727
Total short-term investments	$75,738	$39	$—	$39	$75,777
Long-Term Investments:
U.S. government and agency obligations	$10,034	$14	$—	$14	$10,048
Total long-term investments	$10,034	$14	$—	$14	$10,048

Equity securities	$11,631	$1,433	$(808)	$625	$12,256

INTERNATIONAL RECTIFIER CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. Investments (Continued)
Available-for-sale securities as of June 24, 2012 are summarized as follows (in thousands):
	Amortized Costs	Gross Unrealized Gain	Gross Unrealized Loss	Net Unrealized Gain	Market Value
Short-Term Investments:
Corporate debt	$6,045	$26	$—	$26	$6,071
U.S. government and agency obligations	57,796	10	(5)	5	57,801
Total short-term investments	$63,841	$36	$(5)	$31	$63,872
Long-Term Investments:
U.S. government and agency obligations	$15,053	$7	$(6)	$1	$15,054
Total long-term investments	$15,053	$7	$(6)	$1	$15,054

Equity securities	$11,631	$3,848	$—	$3,848	$15,479

The Company manages its total portfolio to encompass a diversified pool of investment‑grade securities. The investment policy is to manage its total cash and investments balances to preserve principal and maintain liquidity while maximizing the returns on the investment portfolio.

In addition, the Company has a note receivable from a privately held company which it carries at cost of $0.4 million.  This investment is carried at cost as the Company has determined that it is not practicable to estimate the fair value of the investment given that the issuer is a start-up company whose securities are not publicly traded.  As of September 23, 2012, there have been no developments which would indicate the note receivable from that privately held company has been impaired.

The Company also holds as strategic investments the common stock of three publicly traded foreign companies.  The common stock of the three companies are shown as "Equity securities" in the tables above and are included in other assets on the consolidated balance sheets.  The common shares of the publicly traded companies are traded on either the Tokyo Stock Exchange or the Taiwan Stock Exchange.  The Company holds an option on one of the strategic investments to put the associated number of common shares back to the issuer at a fixed price in local currency (which is described as the "Put Option" in Note 1).  The Put Option became effective September 1, 2009 and is reported at fair value.  As of September 23, 2012, the fair value of the Put Option was $2.9 million, with changes in fair value recorded in other (income)/expense, net (See Note 3, "Derivative Financial Instruments").  Dividend income from these investments was $0.1 million for the three months ended September 23, 2012.  The Company received no dividend income from these equity investments during the three months ended September 25, 2011.

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

INTERNATIONAL RECTIFIER CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. Investments (Continued)

The following table provides the Company's other-than-temporary impairments for equity, asset-backed, and mortgage-backed securities for the three months ended September 23, 2012 and September 25, 2011 (in thousands):

	Three Months Ended
	September 23, 2012		September 25, 2011
Publicly traded foreign company(s)-common stock	$	―	$535
Total other-than-temporary impairments	$	―	$535

The following table summarizes the fair value and gross unrealized losses related to available-for-sale investments, aggregated by type of investment and length of time that individual securities have been held.  The unrealized loss position is measured and determined at each fiscal quarter end (in thousands):
	Securities held in a loss position for less than 12 months at September 23, 2012		Securities held in a loss position for 12 months or more at September 23, 2012		Total in a loss position at September 23, 2012
	Market Value	Gross Unrealized Losses	Market Value	Gross Unrealized Losses	Market Value	Gross Unrealized Losses
Equity securities	$3,579	$(808)	$—	$—	$3,579	$(808)
Total	$3,579	$(808)	$—	$—	$3,579	$(808)

	Securities held in a loss position for less than 12 months at June 24, 2012		Securities held in a loss position for 12 months or more at June 24, 2012		Total in a loss position at June 24, 2012
	Market Value	Gross Unrealized Losses	Market Value	Gross Unrealized Losses	Market Value	Gross Unrealized Losses
U.S government and agency obligations	$46,420	$(11)	$—	$—	$46,420	$(11)
Total	$46,420	$(11)	$—	$—	$46,420	$(11)

As of September 23, 2012, the Company evaluated whether an equity security with gross unrealized losses of $0.8 million was other-than-temporarily impaired.  The Company determined there was no indication of other-than-temporary impairment with regards to gross unrealized losses.  The determination was based on the fact the Company has evaluated the near-term prospects of the equity investment in relation to the severity and duration of the impairment, and based on that evaluation, has the ability and intent to hold these investments until a recovery of fair value.

The amortized cost and estimated fair value of investments at September 23, 2012, by contractual maturity, are as follows (in thousands):

Contractual Maturity	Amortized Cost	Estimated Market Value
Due in 1 year or less	$75,738	$75,777
Due in 1-2 years	10,034	10,048
Total investments	$85,772	$85,825

INTERNATIONAL RECTIFIER CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. Investments (Continued)
The Company may decide to dispose of securities prior to the contractual maturity date indicated in the table above.
During the three months ended September 23, 2012, there were no sales of available-for-sale securities.  During the three months ended September 25, 2011, available-for-sale securities were sold for total proceeds of $5.3 million.  Gross realized gains and (losses) were $0.1 million and $0 million, respectively, for the three months ended September 25, 2011.
During the three months ended September 23, 2012, the Company did not reclassify realized gains (losses) from accumulated other comprehensive income to earnings, as there were no sales for available-for-sale securities.  For the three months ended September 25, 2011, as a result of sales of available-for-sale securities and recognition of other-than-temporary impairments on available-for-sale securities, the Company reclassified $0.1 million from accumulated other comprehensive income to earnings as a component of interest income.
Fair Value of Investments

The following tables present the balances of investments measured at fair value on a recurring basis (in thousands):
	As of September 23, 2012
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Corporate debt	$6,050	$—	$6,050	$—
U.S. government and agency obligations	79,775	50,034	29,741	—
Equity securities-strategic investments	12,256	12,256	—	—
Total securities at fair value	$98,081	$62,290	$35,791	$—

	As of June 24, 2012
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Corporate debt	$6,071	$—	$6,071	$—
U.S. government and agency obligations	72,855	43,059	29,796	—
Equity securities-strategic investments	15,479	15,479	—	—
Total securities at fair value	$94,405	$58,538	$35,867	$—

INTERNATIONAL RECTIFIER CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3. Derivative Financial Instruments

The Company is exposed to financial market risks, including fluctuations in interest rates, foreign currency exchange rates and market value risk related to its investments.  The Company uses derivative financial instruments primarily to mitigate foreign exchange rate risks, but also as part of its strategic investment program.  In the normal course of business, the Company also faces risks that are either non-financial or non-quantifiable.  Such risks principally include country risk, credit risk and legal risk, and are not discussed or quantified in the following analyses.  In prior periods, the Company has designated certain derivatives as fair value hedges or cash flow hedges qualifying for hedge accounting treatment.  However, as of September 23, 2012, the Company's only derivatives were currency forward contracts which were not designated as accounting hedges, the Put Option (See Note 2, "Investments"), and a call option on the equity of a private domestic company.  The private domestic company is a development stage entity, and as such, the Company is unable to determine the fair value of the call option at this time.
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
The Company had no outstanding interest rate derivatives as of September 23, 2012.
Foreign Currency Exchange Rates
The Company generally hedges the risks of foreign currency-denominated repetitive working capital positions with offsetting foreign currency denominated exchange transactions, using currency forward contracts or spot transactions.  Transaction gains and losses on these foreign currency-denominated working capital positions are generally offset by corresponding gains and losses on the related hedging instruments, usually resulting in reduced net exposure.  The Company does not hedge its revenues and expenses against changes in foreign currency exchange rates as it does not perceive the net risk of changes to translated revenues and expenses from changes in exchange rates as significant enough at this time to justify hedging.
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
For its balance sheet transaction risk hedging program, the Company had approximately $92.1 million in notional amounts of currency forward contracts not designated as accounting hedges at September 23, 2012.  The net realized and unrealized foreign‑currency gains (losses) related to forward contracts not designated as accounting hedges recognized in earnings, as a component of other expense, were $(2.4) million and $0.8 million for the three months ended September 23, 2012 and September 25, 2011, respectively.

INTERNATIONAL RECTIFIER CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3. Derivative Financial Instruments (Continued)

At September 23, 2012 and June 24, 2012, the fair value carrying amount of the Company's derivative instruments were as follows (in thousands):
	September 23, 2012
	Derivative Assets		Derivative Liabilities
Derivatives Not Designated as Hedging Instruments	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Put option	Other assets	$2,920
Currency forward contracts			Other accrued expenses	$493
			Other long-term liabilities	1,095
Total		$2,920		$1,588

	June 24, 2012
	Derivative Assets
Derivatives Not Designated as Hedging Instruments	Balance Sheet Location	Fair Value
Put Option	Other assets	$2,834
Currency forward contracts	Prepaid expenses and other receivables	622
	Other assets	85
Total		$3,541

The gain or (loss) recognized in earnings during the three months ended September 23, 2012 and September 25, 2011 was comprised of the following (in thousands):

		Three Months Ended
Derivatives Not Designated as Hedging Instruments	Location of Gain or (Loss) Recognized in Income on Derivatives	September 23, 2012	September 25, 2011
Put option	Other expense	$86	$73
Currency forward contracts	Other expense	(2,429)	813
Total		$(2,343)	$886

INTERNATIONAL RECTIFIER CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3. Derivative Financial Instruments (Continued)

Fair Value

The following tables present derivative instruments measured at fair value on a recurring basis as of September 23, 2012 and June 24, 2012 (in thousands):

	September 23, 2012
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Put option	$2,920	$—	$—	$2,920
Foreign currency derivatives:
Liabilities	(1,588)	—	(1,588)	—
Total derivative instruments at fair value	$1,332	$—	$(1,588)	$2,920

	June 24, 2012
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Put option	$2,834	$—	$—	$2,834
Foreign currency derivatives:
Assets	707	—	707	—
Total derivative instruments at fair value	$3,541	$—	$707	$2,834

4. Supplemental Cash Flow Disclosures
Components in the changes of operating assets and liabilities for the three months ended September 23, 2012 and September 25, 2011 were comprised of the following (in thousands):

	Three Months Ended
	September 23, 2012	September 25, 2011
Trade accounts receivable	$18,561	$11,590
Inventories	7,951	(38,385)
Prepaid expenses and other receivables	(3,330)	(1,149)
Accounts payable	(20,190)	(16,622)
Accrued salaries, wages and commissions	(2,749)	(4,818)
Deferred compensation	(294)	542
Accrued income taxes payable	(1,268)	4,229
Other accrued expenses	(3,800)	5,376
Changes in operating assets and liabilities	$(5,119)	$(39,237)

INTERNATIONAL RECTIFIER CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4. Supplemental Cash Flow Disclosures (Continued)
At September 23, 2012 and June 24, 2012, supplemental disclosures of cash flow information were comprised of the following (in thousands):
	September 23, 2012	June 24, 2012
Non-cash investing activities:
Liabilities accrued for property, plant and equipment purchases	$10,403	$11,137

5. Inventories
Inventories at September 23, 2012 and June 24, 2012 were comprised of the following (in thousands):
	September 23, 2012	June 24, 2012
Raw materials	$71,697	$64,112
Work-in-process	121,969	121,190
Finished goods	89,850	109,400
Total inventories	$283,516	$294,702

6. Goodwill and Acquisition‑Related Intangible Assets
At September 23, 2012 and June 24, 2012, acquisition‑related intangible assets included the following (in thousands):
		September 23, 2012
	Amortization Periods (Years)	Gross Carrying Amount	Accumulated Amortization	Net
Completed technology	4-12	$52,045	$(35,708)	$16,337
Customer lists	5-12	10,430	(6,676)	3,754
Intellectual property and other	2-15	16,763	(9,958)	6,805
Total acquisition‑related intangible assets		$79,238	$(52,342)	$26,896

		June 24, 2012
	Amortization Periods (Years)	Gross Carrying Amount	Accumulated Amortization	Net
Completed technology	4-12	$52,045	$(34,556)	$17,489
Customer lists	5-12	10,430	(6,463)	3,967
Intellectual property and other	2-15	16,763	(9,643)	7,120
Total acquisition‑related intangible assets		$79,238	$(50,662)	$28,576

INTERNATIONAL RECTIFIER CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

6. Goodwill and Acquisition‑Related Intangible Assets (Continued)
As of September 23, 2012, the following table represents the total estimated amortization of intangible assets for the remainder of fiscal year 2013 and the five succeeding fiscal years (in thousands):
Fiscal Year	Estimated Amortization Expense
2013	$4,974
2014	6,420
2015	6,220
2016	4,681
2017	1,463
2018 and thereafter	3,138
Total	$26,896
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
The carrying amount of goodwill by reportable segment as of September 23, 2012 and June 24, 2012 was as follows (in thousands):
Business Segments:	September 23, 2012	June 24, 2012
Energy Saving Products	$33,190	$33,190
HiRel	18,959	18,959
Total goodwill	$52,149	$52,149

7. Bank Letters of Credit

At September 23, 2012, the Company had $0.9 million of outstanding letters of credit.  These letters of credit are secured by cash collateral provided by the Company equal to their face amount.

INTERNATIONAL RECTIFIER CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8. Other Accrued Expenses
Other accrued expenses were comprised of the following as of (in thousands):
	September 23, 2012	June 24, 2012
Sales returns	$32,014	$32,185
Accrued accounting and legal costs	10,674	10,192
Deferred revenue	9,047	13,634
Accrued warranty	1,675	2,190
Accrued utilities	2,164	2,625
Accrued repurchase obligation	1,641	3,240
Accrued sales and other taxes	3,025	1,862
Accrued subcontractor costs	2,450	3,386
Accrued rent	4,639	4,381
Other	8,416	9,469
Total other accrued expenses	$75,745	$83,164
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
The following table details the changes in the Company's warranty reserve for the three months ended September 23, 2012, which is included in other accrued expenses (in thousands):
Accrued warranty, June 24, 2012	$2,190
Accruals for warranties issued during the period	355
Changes in estimates related to pre-existing warranties	(560)
Warranty claim settlements	(310)
Accrued warranty, September 23, 2012	$1,675

9. Other Long-Term Liabilities

Other long-term liabilities were comprised of the following as of (in thousands):
	September 23, 2012	June 24, 2012
Income taxes payable	$20,233	$19,543
Divested entities' tax obligations	1,962	1,918
Deferred compensation	10,301	10,147
Other	4,847	4,192
Total other long-term liabilities	$37,343	$35,800

INTERNATIONAL RECTIFIER CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9. Other Long-Term Liabilities (Continued)

Fair Value of Long-term Liabilities
The following tables present the long-term liabilities and the related assets measured at fair value on a recurring basis as of September 23, 2012 and June 24, 2012 (in thousands):
	September 23, 2012
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Employee deferred compensation plan liability	$8,575	$8,575	$—	$—
Assets of employee deferred compensation plan (reported in other assets)	9,353	9,353	—	—

	June 24, 2012
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Employee deferred compensation plan liability	$8,139	$8,139	$—	$—
Assets of employee deferred compensation plan (reported in other assets)	8,960	8,960	—	—

10. Stock‑Based Compensation

The Company issues new shares to fulfill the obligations under all of its stock‑based compensation awards.  Such shares are subject to registration under applicable securities laws, including the rules and regulations promulgated by the Securities and Exchange Commission, unless an applicable exemption applies.

During the fiscal quarter ended September 23, 2012, the Company granted an aggregate of 8,000 stock options to Company employees under its 2011 Performance Incentive Plan (the "2011 Plan").  Subject to the terms and conditions of the 2011 Plan and applicable award documentation, such awards generally vest and become exercisable in equal installments over each of the first three anniversaries of the date of grant, with a maximum award term of five years.

The following table summarizes the stock option activities for the three months ended September 23, 2012 (in thousands, except per share price data):
	Stock Option Shares	Weighted Average Option Exercise Price per Share	Weighted Average Grant Date Fair Value per Share	Aggregate Intrinsic Value
Outstanding, June 24, 2012	2,044	$16.76	—	$7,031
Granted	8	$17.64	$5.16	—
Exercised	(51)	$13.06	—	$243
Expired or forfeited	(48)	$16.21	—	—
Outstanding, September 23, 2012	1,953	$16.87	—	$3,502

For the three months ended September 23, 2012 and September 25, 2011, the Company received $0.7 million and $0.4 million, respectively, for stock options exercised.  There were no tax benefits realized from issuance of stock-based awards for the three months ended September 23, 2012 and September 25, 2011, respectively.

INTERNATIONAL RECTIFIER CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10. Stock-Based Compensation (Continued)
During the fiscal quarter ended September 23, 2012, the Company granted 16,800 restricted stock units  ("RSUs") to employees, and 61,227 RSUs to members of the Board of Directors, in each case under the 2011 Plan.  The awards provided for vesting over a period of service, subject to the terms and conditions of the 2011 Plan and applicable award documentation.   For the awards made to employees, the vesting of awards generally takes place in equal installments over each of the first three anniversaries of the date of grant.  The awards made to members of the Board of Directors were made as part of the Board's annual director compensation program, under which the vesting of awards takes place generally on the first anniversary of the date of grant.
The following table summarizes the RSU activity for the three months ended September 23, 2012 (in thousands, except per share price data):
	Restricted Stock Units	Weighted Average Grant Date Fair Value per Share	Aggregate Intrinsic Value
Outstanding, June 24, 2012	2,905	$21.72	$57,932
Granted	78	$17.64	—
Vested	(198)	$19.70	$3,646
Forfeited	(247)	$20.03	—
Outstanding, September 23, 2012	2,538	$21.92	$45,453
The Company's stock based compensation plans and award documentation permit the reduction of a grantee's RSUs for purposes of settling a grantee's income tax obligation.  During the three months ended September 23, 2012, the Company withheld RSUs representing 51,720 underlying shares to fund grantees' income tax obligations.  Additional information relating to the Company's stock based compensation plans, including employee stock options and RSUs (including RSUs with performance based and market-based vesting criteria) at September 23, 2012 and June 24, 2012 is as follows (in thousands):
	September 23, 2012	June 24, 2012
Outstanding options exercisable	1,703	1,749
Options and RSUs available for grant	8,799	8,505
Total reserved common stock shares for stock option plans	13,290	13,454

For the three months ended September 23, 2012 and September 25, 2011, stock‑based compensation expense associated with the Company's stock options and RSUs (including RSUs with performance-based vesting and market-based vesting criteria) was as follows (in thousands):
	Three Months Ended
	September 23, 2012	September 25, 2011
Selling, general and administrative expense	$3,160	$2,655
Research and development expense	1,420	727
Cost of sales	1,159	325
Total stock‑based compensation expense	$5,739	$3,707

During the three months ended September 25, 2011, the Company recorded a net credit of $1.3 million to stock compensation expense relating to performance based awards, based on the determination that the achievement of certain of the performance goals that the Company in the prior year had determined were probable to be achieved were no longer considered probable.

INTERNATIONAL RECTIFIER CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10. Stock-Based Compensation (Continued)
The total unrecognized compensation expense for outstanding stock options and RSUs was $38.4 million as of September 23, 2012.  The unrecognized compensation expense for the outstanding stock options and RSUs will generally be recognized over three years, except for one stock option award and one RSU award made to the Chief Executive Officer (the "CEO") during fiscal year 2008.  The compensation expense for the CEO's awards made during fiscal year 2008 is being recognized over 5 years.  The weighted average number of years to recognize the total compensation expense (including that of the CEO) for stock options and RSUs are 0.9 years and 2.2 years, respectively.  As of September 23, 2012, the Company had no RSUs with performance (non-market) based vesting conditions outstanding.
The fair value of the Company stock options issued during the three months ended September 23, 2012 and September 25, 2011, was determined at the grant date using the Black‑Scholes option pricing model with the following weighted average assumptions:
	Three Months Ended
	September 23, 2012	September 25, 2011
Expected life	3.5 years	3.5 years
Risk free interest rate	0.4%	0.4%
Volatility	39.4%	49.6%
Dividend yield	0.0%	0.0%

11. Asset Impairment, Restructuring and Other Charges
Asset impairment, restructuring and other charges reflect the impact of certain cost reduction programs and initiatives implemented by the Company.  These programs and initiatives include the closing of facilities, the termination of employees and other related activities.  Asset impairment, restructuring and other charges include program-specific exit costs, severance benefits pursuant to an ongoing benefit arrangement, and special termination benefits.  Severance costs unrelated to the Company's restructuring initiatives are recorded as an element of cost of sales, research and development ("R&D") or selling, general and administrative expense ("SG&A"), depending upon the classification and function of the employee terminated.  Restructuring costs were expensed during the period in which all requirements of recognition were met.

Asset write-downs are principally related to facilities and equipment that will not be used subsequent to the completion of exit or downsizing activities being implemented, and cannot be sold for amounts in excess of carrying value.  In determining the asset groups for the purpose of calculating write-downs, the Company groups assets at the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities.  In determining whether an asset is impaired, the Company evaluates estimated undiscounted future cash flows and other factors such as changes in strategy and technology.  An impairment loss exists if the estimated undiscounted future cash flows are less than the carrying amount of the asset group.  The Company then determines the fair value of the asset group by discounting the estimated future cash flows, consistent with the cash flows of a market participant, at a discount rate that is used when analyzing potential acquisitions.  The Company then compares the fair value of the asset group with the carrying amount of the asset group and writes down the carrying amount of the asset group to its fair value.
During the first quarter of fiscal year 2013, the Company announced a restructuring plan to modify its manufacturing strategy and lower its operating expenses in order to align its cost structure with business conditions.  As part of the plan, the Company expects to incur costs recorded in asset impairment, restructuring and other charges related primarily to the following:
•	Fiscal Year 2013 El Segundo Fabrication Facility Closure Initiative
•	Fiscal Year 2013 Newport Fabrication Facility Resizing Initiative
•	Fiscal Year 2013 Other Cost Reduction Activities Initiative

INTERNATIONAL RECTIFIER CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

11. Asset Impairment, Restructuring and Other Charges (Continued)

The following tables summarize the total asset impairment, restructuring and other charges by initiative for the three months ended September 23, 2012 (in thousands):

	Three Months Ended
	September 23, 2012
	Fiscal Year 2013 El Segundo Fabrication Facility Closure Initiative	Fiscal Year 2013 Newport Fabrication Facility Resizing Initiative	Fiscal Year 2013 Other Cost Reduction Activities Initiative	Total
Reported in asset impairment, restructuring and other charges:
Asset impairment	$—	$—	$—	$—
Severance and workforce reduction costs	5,687	—	3,279	8,966
Decommissioning costs	—	—	—	—
Total asset impairment, restructuring and other charges	$5,687	$—	$3,279	$8,966

In addition to the amounts in the table above, $0.9 million of other charges related to the restructuring initiatives were recorded in cost of sales during the three months ended September 23, 2012.  These charges, which were for accelerated depreciation and inventory write-downs, are not classifiable as restructuring costs, and were therefore recorded in cost of sales.

The following table summarizes changes in the Company's restructuring related accruals related to its fiscal year 2013 initiatives for the three months ended September 23, 2012, which are included in accrued salaries, wages, and benefits on the balance sheet (in thousands):

	Fiscal Year 2013 El Segundo Fabrication Facility Closure Initiative	Fiscal Year 2013 Newport Fabrication Facility Resizing Initiative	Fiscal Year 2013 Other Cost Reduction Activities Initiative	Total
Accrued severance and workforce reduction costs at June 24, 2012	$—	$—	$—	$—
Accrued during the period and charged to asset impairment, restructuring and other charges	5,687	—	3,279	8,966
Costs paid during the period	(829)	—	(1,869)	(2,698)
Accrued severance and workforce reduction costs at September 23, 2012	$4,858	$—	$1,410	$6,268

INTERNATIONAL RECTIFIER CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

11. Asset Impairment, Restructuring and Other Charges (Continued)

Fiscal Year 2013 Initiatives

Fiscal Year 2013 El Segundo Fabrication Facility Closure Initiative

During the first quarter of fiscal year 2013, the Company adopted a restructuring plan to close its El Segundo wafer fabrication facility by the third quarter of fiscal year 2013 with estimated total pre-tax costs of $9.0 million.  These consist of $5.7 million of severance and workforce reduction costs, $2.1 million of decommissioning costs, and $1.2 million of relocation and re-qualification costs.  The restructuring charge recorded during the three months ended September 23, 2012 included $5.7 million of severance costs and workforce reduction costs.  In addition, during the three months ended September 23, 2012, the Company recorded $0.9 million of other charges related to the restructuring initiative in cost of sales that affected the ESP reporting segment.  These other charges, which were for accelerated depreciation and inventory write-downs, are not classifiable as restructuring costs, and were therefore recorded in cost of sales.
During the first quarter of fiscal year 2013, cash payments for this initiative were $0.8 million and are estimated to be approximately $6.2 million and $2.0 million for the remainder of fiscal year 2013 and thereafter, respectively.
Fiscal Year 2013 Newport, Wales Fabrication Facility Resizing Initiative
During the first quarter of fiscal year 2013, the Company adopted a restructuring plan to resize its wafer fabrication facility in Newport, Wales in several phases by the middle of calendar year 2015 with estimated total pre-tax costs of approximately $13 million.  These consist of approximately $2 million of severance and workforce reduction costs, $5 million of decommissioning costs, and $6 million of relocation and re-qualification costs.  These charges will not impact any specific reporting segment.

Cash payments for this initiative are estimated to be approximately $4 million during fiscal year 2013, and $9 million thereafter.

Fiscal Year 2013 Other Cost Reduction Activities Initiative

During the first quarter of fiscal year 2013, the Company undertook certain actions to reduce (i) capacity at manufacturing facilities in Mexico, California, and Arizona, as well as (ii) administrative and research and development costs around the world.  As part of the plan, the Company estimates that it will incur approximately $4.2 million of severance and other workforce reduction costs by the end of fiscal year 2013.  In connection with that effort, during the three months ended September 23, 2012, the Company incurred approximately $3.3 million of severance and workforce reduction costs.  The severance and workforce reduction costs recorded during the three months ended September 23, 2012 included $2.1 million related to other manufacturing facilities in Mexico, California, and Arizona, and $1.2 million for administrative and research and development functions around the world.

The Company continues to review its manufacturing footprint and identify additional cost reduction opportunities, and the nature, timing and extent of the Company's restructuring activities are not yet complete.  Accordingly, and as part of those ongoing efforts, the Company may also incur asset write-downs related to the ultimate disposition of certain manufacturing equipment; any such potential future asset write-downs do not meet the criteria under GAAP to be accrued at this time.

During the first quarter of fiscal year 2013, cash payments for this initiative were $1.9 million and are estimated to be approximately $2.3 million for the remainder of fiscal year 2013.

INTERNATIONAL RECTIFIER CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

12. Segment Information

The Company reports in six segments which correspond to the way the Company manages its business and interacts with customers. These reportable segments, which correspond to operating segments include:
Power Management Devices ("PMD") - The PMD segment provides high performance power MOSFETs which include the lowest RDS(on) and widest range of packages up to 250V within the power management semiconductor industry for a range of applications including power supply, data processing, telecommunications, industrial, and commercial battery-powered systems.  Key products sold by the PMD segment include, Trench HEXFET®MOSFETs, Discrete HEXFET®MOSFETs, Dual HEXFET®MOSFETs, FETKY®s, and DirectFET®s.
Energy Saving Products ("ESP") – The ESP segment provides integrated design platforms that enable the Company's customers to add energy-conserving features to help achieve lower operating energy and manufacturing costs.  The Company's integrated design platforms incorporate its silicon packaging technology to help improve system performance.  The ESP segment's primary market applications include motor control appliances, industrial automation, lighting and display, audio and video. The ESP segment's key products include the Company's analog HVICs and IGBT platforms, digital control ICs and IRAM integrated power modules.
Automotive Products ("AP") - The AP segment provides high performance and energy saving solutions for a broad variety of automotive systems, ranging from typical 12V power net applications up to 1200V hybrid electric vehicle applications.  The Company's automotive expertise includes supplying products for various automotive applications including AC and DC motor drives of all power classes, actuator drivers, automotive lighting (such as high intensity discharge lamps), direct fuel injection for diesel and gasoline engines, hybrid electric vehicle power train and peripheral systems for micro, mid, full and plug-in hybrids for electric vehicles, as well as for body electronic systems like glow plugs, Positive Temperature Coefficient ("PTC") heaters, electric power steering, fuel pumps, Heating Ventilation and Air Conditioning ("HVAC") and rear wipers.  The Company's automotive product designs are used in application‑specific solutions, application‑specific integrated circuits ("ASICs") and application‑specific standard parts ("ASSPs") and generic high volume products for multiple original equipment manufacturer ("OEM") platform usage.  Key products sold by the AP segment include HVICs, intelligent power switch ICs, power MOSFETs including DirectFET® and IGBTs.
Enterprise Power ("EP") – The EP segment's primary applications include servers, storage, routers, switches, infrastructure equipment, notebooks, graphic cards, and gaming consoles.  The Company offers a broad portfolio of power management system products that deliver benchmark power density, efficiency and performance. These products include the Company's DirectFET® discrete products, CHil digital PWM controllers, power monitoring products, XPhase®, SupIRBuckTM, iPOWIR® voltage regulators, Low voltage ICs,  and PowIRstagesTM.
HiRel - The HiRel segment provides high-reliability power components and sub-assemblies designed to address power management requirements in mission critical applications including satellites and space exploration vehicles, military hardware and other high reliability applications such as commercial aircraft, undersea telecommunications, and oil drilling in heavy industry and products used in biomedical applications.  The Company's HiRel segment has a legacy of more than thirty years of experience in many of these market segments, has developed strategic relationships with major system integrators worldwide and has the knowledge, technology and processes required to meet the requirements of customers in the high-reliability markets.  Key products of the HiRel segment include RAD-Hard discretes, RAD-Hard ICs, power management modules and DC-DC converters.
Intellectual Property ("IP") - The IP segment includes revenues from the sale and/or licensing of the Company's technologies and manufacturing process know-how, in addition to the operating results of the Company's patent licensing and settlements of claims brought against third parties.  The Company from time to time enters into opportunistic sale and/or licensing arrangements that it believes are consistent with its business strategy.

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

The Company's "customer segments" includes PMD, ESP, AP, EP and HiRel reporting segments.

For the three months ended September 23, 2012 and September 25, 2011, revenues and gross margin by reportable segments were as follows (in thousands, except percentages):

	Three Months Ended
	September 23, 2012			September 25, 2011
Business Segment	Revenues	Percentage of Total	Gross Margin	Revenues	Percentage of Total	Gross Margin
Power Management Devices	$90,826	36.0%	20.4%	$111,207	36.7%	29.4%
Energy Saving Products	44,455	17.6	14.1	76,058	25.1	41.4
Automotive Products	28,838	11.4	10.4	28,900	9.6	31.5
Enterprise Power	37,809	15.0	38.0	35,966	11.9	40.3
HiRel	48,416	19.2	55.5	48,842	16.1	51.8
Customer segments total	250,344	99.1	27.6	300,973	99.4	37.6
Intellectual Property	2,148	0.9	69.3	1,768	0.6	100.0
Consolidated total	$252,492	100.0%	27.9%	$302,741	100.0%	37.9%

13. Income Taxes

The Company's effective tax rate was a tax expense of 31.8 percent against a loss of $21.8 million and a tax expense of 22.2 percent against a profit of $28.2 million for the three months ended September 23, 2012 and September 25, 2011 respectively.  For the three months ended September 23, 2012, the Company's provision for taxes was not comparable to the United States ("U.S.") federal statutory rate of 35 percent.  The main components of the tax provision were a reduction in the U.K. statutory tax rates, reducing the value of the Company's net deferred tax assets in the U.K. by $3.2 million, a $2.2 million expense related to foreign income taxes, foreign withholding taxes, and no tax benefit from the ordinary loss in the U.S. due to the Company's valuation allowance position which were partially offset by benefitting a loss in a foreign jurisdiction.

During the three months ended September 23, 2012, the statutory tax rate in the U.K. was reduced from 25 percent to 24 percent, effective April 1, 2012, and further reduced to 23 percent effective April 1, 2013.  The Company reported a $3.2 million one-time expense due to the rate reduction on the deferred tax assets in the U.K. as a discrete item in the provision for income taxes.

For the three months ended September 25, 2011, the effective rate was lower than the U.S. federal statutory rate of 35 percent primarily due to the utilization of our deferred tax assets through a reduction of the beginning-of-the-year valuation allowance recorded in the U.K. and lower tax rates in certain foreign jurisdictions, and the impact on the tax provision due to the reduction of the U.K. statutory rate.

INTERNATIONAL RECTIFIER CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

13. Income Taxes (Continued)

      The Company evaluates its net deferred income tax assets quarterly to determine if valuation allowances are required. Based on the consideration of all available evidence using a "more-likely-than-not" standard, the Company determined that the valuation allowance established against its federal and California deferred tax assets in the U.S. should remain in place through fiscal year 2013.  These valuation allowances relate to beginning of the year balances of reserves that were established during fiscal year 2009.  During fiscal year 2012, the Company had released a remaining $28.6 million valuation allowance established against its deferred tax assets in the United Kingdom ("U.K.") as a result of cumulative pretax income generated by our U.K. subsidiary.

During fiscal years 2011 and 2012, the Company recorded deferred charges and valuation allowances related to certain intercompany transactions which reduced the respective deferred tax assets and associated valuation allowances in the U.K. and U.S.   Due to quarterly amortization of the deferred charge and valuation allowance for the three months ended September 23, 2012, these U.K. items were reduced by $0.7 million and $0.3 million, respectively, with the rest of them being an expense within the tax provision.  As a result of quarterly amortization of the deferred charge and valuation allowance for the three months ended September 23, 2012, these U.S. items were reduced by $0.5 million and $0.4 million, respectively, with the rest of them being an expense within the tax provision.

The Company operates in multiple foreign jurisdictions with lower statutory tax rates, and its operations in Singapore generally have the most significant impact on the Company's effective tax rate. During fiscal year 2011, the Company was granted certain incentives by the Singapore Economic Development Board.  As a result, the Company operates under a tax holiday in Singapore, effective from December 27, 2010 through December 26, 2020.  The tax holiday is conditioned upon the Company meeting certain employment and investment thresholds.

During the three months ended September 23, 2012, the reserve for uncertain tax positions increased by $0.8 million to $49.7 million.  This increase resulted primarily from changes in currency exchange rates related to prior year uncertain tax positions in certain foreign jurisdictions and additional reserves for state credits accrued during the three months ended September 23, 2012.  For fiscal year 2013, $0.1 million of increases to uncertain tax positions, if recognized, would affect the effective tax rate. The reserve is expected to decrease by $4.4 million during the next 12 months.

As of September 23, 2012, the Company had accrued $3.2 million of interest and penalties related to uncertain tax positions.  For the three months ended September 23, 2012, penalties and interest included in the reserves increased by $0.1 million.

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

INTERNATIONAL RECTIFIER CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

14. Net Income per Common Share

The Company calculates earnings per share using the two-class method.  The two-class method requires allocating the Company's net income to both common shares and participating securities.  The Company's participating securities include the unvested, outstanding RSUs to the extent the RSUs provide for the right to receive dividend equivalents.
The following table provides a reconciliation of the numerator and denominator of the basic and diluted per-share computations for the three months ended September 23, 2012 and September 25, 2011 (in thousands, except per share amounts):
	Three Months Ended
	September 23, 2012	September 25, 2011
Net income (loss)	$(28,775)	$21,963
Less: Income allocated to participating securities	—	267
Income (loss) available to common stockholders	$(28,775)	$21,696

Net income (loss) per common share - basic

Weighted average common shares outstanding	69,283	69,768
Net income (loss) per common share-basic	$(0.42)	$0.31

Net income (loss) per common share - diluted

Basic weighted average common shares outstanding	69,283	69,768
Effect of dilutive securities – stock options and RSUs	—	517
Weighted-average common shares and potentially dilutive securities outstanding-dilutive	69,283	70,285
Net income (loss) per common share-dilutive	$(0.42)	$0.31

For the three months ended September 23, 2012 and September 25, 2011, 2,927,138 and 1,043,134 common stock equivalents, respectively, were antidilutive and were not included in the computation of diluted earnings per share for these periods.  In addition, for the three months ended September 23, 2012, 781,594 of contingently issuable restricted stock units for which all necessary conditions had not been met were not included in the computation of diluted earnings per share.

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

During negotiations for the Company's April 2007 divestiture of the Company's Power Control Systems business to Vishay Intertechnology, Inc., certain chemical compounds were discovered in the groundwater underneath one of the Company's former manufacturing plants in Italy, and the Company advised appropriate governmental authorities at about the time of such divestiture.  In August 2010, the Company received a letter from the relevant local authority requiring a confirmation of intention to proceed with preparation of a plan of characterization in relation to the site in question.  The Company has restated to local authorities its prior position from the period following such divestiture that it had not committed to take further action with respect to the site.  In October 2012, local authorities contacted the current site owner suggesting that a plan of groundwater monitoring should be undertaken.  The Company has not been assessed any penalties with respect to the site, and it is too early to assess whether any such penalties will be assessed or other regulatory actions may be taken in the future.

INTERNATIONAL RECTIFIER CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

15. Environmental Matters (Continued)

In November 2007, the Company was named as one of approximately 100 defendants in Angeles Chemical Company, Inc. et al. v. Omega Chemical PRP Group, LLC et al., No. EDCV07-1471 (TJH) (JWJx) (C.D. Cal.) (the "Angeles Case"). Angeles Chemical Company, Inc. and related entities ("Plaintiffs") own or operate a facility (the "Angeles Facility") which is located approximately one and a half miles down gradient of the Omega Chemical Superfund Site (the "Omega Site") in Whittier, California. Numerous parties, including the Company, allegedly disposed of wastes at the Omega Site. Plaintiffs claim that contaminants from the Omega Site migrated in groundwater from the Omega Site to the Angeles Facility, thereby causing damage to the Angeles Facility. In addition, they claim that the EPA considers them to be responsible for the groundwater plume near the Angeles Facility, which Plaintiffs contend was caused by disposal activities at the Omega Site. Plaintiffs filed claims based on the Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA"), nuisance and trespass, and also seek declaratory relief. Plaintiffs seek to require the defendants to investigate and clean-up the contamination and to recover damages. The case has been stayed by the court pending the Environmental Protection Agency's completion of its remedial investigation. The Company previously entered into a settlement with other parties associated with the Omega Site pursuant to which the Company paid those entities money in exchange for an agreement to defend and indemnify the Company with regard to certain environmental claims (the "Omega Indemnification"). In that agreement, it was estimated that the Company's volumetric share of wastes sent to the Omega Site was in the range of 0.08 percent. The Company believes that much, if not all, of the risks associated with the Angeles Case should be covered by the Omega Indemnification. In addition, the Company has tendered the complaint to several of its insurance carriers, one of which has agreed to defend under a reservation of rights. Therefore, the Company does not expect its out-of-pocket defense costs to be significant. In addition, in light of the Omega Indemnification, the potential for insurance coverage and the fact that its volumetric share of Omega Site wastes was less than 0.1 percent, the Company does not believe that an adverse judgment against the Company would be material.

IR and Rachelle Laboratories, Inc. ("Rachelle"), a subsidiary of the Company that discontinued operations in 1986, were each named a potentially responsible party ("PRP") in connection with the investigation by the United States Environmental Protection Agency ("EPA") of the disposal of allegedly hazardous substances at a major superfund site in Monterey Park, California ("OII Site"). Certain PRPs who settled certain claims with the EPA under consent decrees filed suit in Federal Court in May 1992 against a number of other PRPs, including IR, for cost recovery and contribution under the provisions of the CERCLA. The Company has settled all outstanding claims that have arisen against IR relating to the OII Site. No claims against Rachelle have been settled. The Company has taken the position that none of the wastes generated by Rachelle were hazardous.

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

Discovery is ongoing for the claims that remain unresolved by the Court's summary adjudication determination, and the Company intends to vigorously pursue all rights and defenses available to it in these matters.

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

17. Commitments and Contingencies
In connection with the divestiture of the Company's Power Control Systems business in fiscal year 2007, the Company recorded a provision of $18.6 million for certain tax obligations with respect to divested entities.  The balance of the divested entities tax obligations have decreased over time due to settlement of tax audits, lapsing of applicable statutes of limitations, and the decrease in foreign currency translation on the underlying obligation.  As of September 23, 2012, the balance of the divested entities tax obligations was $2.0 million.

18. Stock Repurchase Program

The Company's stock repurchase program authorizes it to repurchase up to $150.0 million.  Stock repurchases under this program may be made in the open market or through privately negotiated transactions.  The timing and actual number of shares repurchased depend on market conditions and other factors.  The stock repurchase program may be suspended at any time without prior notice.  The Company has used and plans to continue to use existing cash to fund the repurchases.  All of the shares repurchased by the Company through the program were purchased in open market transactions.  For the three months ended September 23, 2012, the Company repurchased approximately 0.3 million shares for approximately $5.2 million, and to date the Company has purchased approximately 6.2 million shares for approximately $113.2 million under the program.  As of September 23, 2012, the Company had not cancelled the repurchased shares of common stock, and as such, they are reflected as treasury stock in the September 23, 2012 and June 24, 2012 consolidated condensed balance sheets.

19. Subsequent Events

On October 25, 2012, the Company entered into a credit agreement with certain lenders, among them Wells Fargo Bank, National Association, pursuant to which the Company established a new senior unsecured revolving credit facility (the "Credit Facility") in an aggregate principal amount of $100 million (with sub-limits for swingline loans and the issuance of letters of credit), which will mature on October 25, 2016.  The proceeds of the Credit Facility may be used by the Company to finance certain capital expenditures and acquisitions permitted thereunder, and to provide for the working capital and general corporate needs of the Company.  The terms of the Credit Agreement require the Company to comply with certain financial tests, and include various affirmative and negative covenants, and customary representations and warranties, conditions and events of default.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
This Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") should be read in conjunction with our audited historical consolidated financial statements which are included in our Form 10-K, filed with the SEC on August 23, 2012 ("2012 Annual Report").  Except for historic information contained herein, the matters addressed in this MD&A constitute "forward‑looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended ("Securities Act"), and Section 21E of the Exchange Act, as amended. Forward‑looking statements may be identified by the use of terms such as "anticipate," "believe," "expect," "intend," "project," "will," and similar expressions. Such forward‑looking statements are subject to a variety of risks and uncertainties, including those discussed under the heading "Statement of Caution Under the Private Securities Litigation Reform Act of 1995," in Part II, Item 1A, "Risk Factors" and elsewhere in this Quarterly Report on Form 10-Q, that could cause actual results to differ materially from those anticipated by us.  We undertake no obligation to update these forward‑looking statements to reflect events or circumstances after the date of this Quarterly Report or to reflect actual outcomes.
Introduction
The following discussion and analysis provides information we believe is relevant to an assessment and understanding of our consolidated results of operations and financial condition.  This discussion should be read in conjunction with our condensed consolidated financial statements and accompanying notes for the three months ended September 23, 2012.  The discussion includes:

•	Overview
•	Results of Operations
•	Liquidity and Capital Resources
•	Critical Accounting Policies

Overview

Our revenues were $252.5 million and $302.7 million for the three months ended September 23, 2012 and September 25, 2011, respectively, a decrease of 16.6 percent in the current quarter.  We experienced a sharp decline in demand for our products during fiscal year 2012, and we have not seen a recovery in demand during the three months ended September 23, 2012, with a sequential decrease in revenue of 6.4 percent compared to the three months ended June 24, 2012.  We currently expect revenues for the next fiscal quarter to range between $215 million and $230 million.

Our gross margin percentage declined by 10.0 percentage points to 27.9 percent for the three months ended September 23, 2012, compared to the three months ended September 25, 2011, and increased by 2.0 percentage points compared to the three months ended June 24, 2012.  The decrease in gross margin percentage compared to the three months ended September 25, 2011 was a result of a decrease in factory utilization and an unfavorable product mix due to a decline in industrial component sales which generally have higher gross margins than our consumer and computing component product sales. The increase in the gross margin percentage compared to the three months ended June 24, 2012 was due to certain impairment costs that affected that quarter, an improved product mix due to an increase in HiRel sales as a percentage of our total sales, and decreased inventory write-downs, partially offset by a decrease in factory utilization.  As a result of decreased customer demand, we expect our gross margin for the next fiscal quarter to be between 22 percent and 23 percent.

During the three months ended September 23, 2012, we took a number of actions to respond to a decrease in customer demand, including initiatives to adjust our internal manufacturing footprint and reduce costs.  We also continued our existing efforts to increase our manufacturing flexibility by qualifying new technologies and higher value-added products and programs with our contract wafer fabrication and assembly and test suppliers.  We will continue to monitor the demand environment and we may seek to further adjust our operational footprint and take other actions to reflect changes in demand.

During the three months ended September 23, 2012, we adopted a restructuring plan to modify our manufacturing strategy and lower our operating expenses in order to align our cost structure with current business conditions.  As part of the plan, we intend to close our El Segundo wafer fabrication facility, resize our Newport, Wales wafer fabrication facility and take other cost reduction actions.  We plan to complete the closure of our El Segundo wafer fabrication facility by the end of March 2013 with estimated annual cost savings of approximately $10 million following completion.  The resizing of our Newport, Wales fabrication facility is expected to continue in several phases through the middle of calendar year 2015 with estimated annual cost savings of approximately $16 million following completion.  During the three months ended September 23, 2012, we also reduced our cost of goods sold, selling, general and administrative costs and research and development costs through headcount reductions, and there are additional reductions planned for the second quarter.  When complete, this headcount reduction initiative is expected to generate $13 million of annual cost savings.  In conjunction with the above plans, we incurred approximately $9.0 million of severance and related costs during the three months ended September 23, 2012.  Additionally, we anticipate that we will incur asset impairment, restructuring and other charges during the remainder of fiscal year 2013 of approximately $6.3 million (See Part I, Item 1, Notes to Consolidated Financial Statements- Note 11, "Asset Impairment, Restructuring and Other Charges").

During the three months ended September 23, 2012, our selling, general and administrative ("SG&A") expenses decreased $4.0 million compared to the three months ended June 24, 2012 and decreased $1.7 million compared to the three months ended September 25, 2011.  As a percentage of revenues, SG&A expense was 18.7 percent of revenue, down 0.3 percentage points compared to the three months ended June 24, 2012 and up 2.5 percentage points compared to the three months ended September 25, 2011.  The year-over-year decrease in SG&A expenses was primarily due to a decrease in headcount related expenses, including incentive bonus, offset by depreciation related to our Enterprise Resource Planning ("ERP") system, higher legal costs, and increased stock compensation expense.  The sequential decrease in SG&A expenses was primarily due to decreases in severance, professional services, and salaries, offset by higher stock compensation expense, commissions, and legal costs.  We expect our SG&A expenses to be reduced to approximately $45 million in the second quarter of fiscal year 2013 as a result of operational efficiencies we have achieved from the ERP implementation.

During the three months ended September 23, 2012, research and development ("R&D") spending decreased by $1.6 million compared to the three months ended June 24, 2012 and increased by $0.4 million compared to the three months ended September 25, 2011.  As a percentage of revenues, R&D expense increased from 13.0 percent for the three months ended June 24, 2012 and 10.9 percent for the three months ended September 25, 2011 to 13.2 percent for the three months ended September 23, 2012.  The year-over-year increase in R&D expenses was primarily a result of increased material costs and higher salary and stock compensation expense, offset by a decrease in incentive bonus.  The sequential decrease in R&D expenses was primarily driven by decreased headcount, lower material costs, and less travel expense.  We expect to reduce spending levels for new product development over the next year as part of our cost reduction initiatives.

Our cash flows from operating activities provided $6.5 million of cash during the first three months of fiscal year 2013 compared to $16.6 million for prior year comparable period.  Our cash, cash equivalents and investments as of September 23, 2012 totaled $365.6 million (excluding restricted cash of $1.6 million), compared to $384.3 million (excluding restricted cash of $1.5 million) as of June 24, 2012.  The decrease in our cash and investments was primarily due to our operating loss during the first quarter of fiscal year 2013.

Segment Reporting
For the description of our reportable segments, see Note 12, "Segment Information", to our Consolidated Financial Statements set forth in Part I, Item 1.
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

Results of Operations

Selected Operating Results

The following table sets forth certain operating results for the three months ended September 23, 2012 and September 25, 2011 as a percentage of revenues (in millions, except percentages):
	Three Months Ended
	September 23, 2012		September 25, 2011
Revenues	$252.5	100.0%	$302.7	100.0%
Cost of sales	182.0	72.1	187.9	62.1
Gross profit	70.5	27.9	114.8	37.9
Selling, general and administrative expense	47.3	18.7	49.0	16.2
Research and development expense	33.4	13.2	33.0	10.9
Amortization of acquisition‑related intangible assets	1.7	0.7	2.6	0.9
Asset impairment, restructuring and other charges	9.0	3.6	—	—
Operating income	(20.8)	(8.3)	30.2	10.0
Other expense, net	1.0	0.4	2.2	0.7
Interest income, net	—	—	(0.2)	(0.1)
Income before income taxes	(21.8)	(8.6)	28.2	9.3
Provision for (benefit from) income taxes	7.0	2.8	6.2	2.0
Net income (loss)	$(28.8)	(11.4)%	$22.0	7.3%

Amounts and percentages in the above table may not total due to rounding.

Revenues and Gross Margin – Three Months Ended

The following table summarizes revenues and gross margin by reportable segment for the three months ended September 23, 2012 compared to the three months ended September 25, 2011.  The amounts in the following table are in thousands:

	Three Months Ended
	September 23, 2012			September 25, 2011			Change
	Revenues	Gross Margin	Gross Margin %	Revenues	Gross Margin	Gross Margin %	Revenues	Gross Margin
Power Management Devices (PMD)	$90,826	$18,545	20.4%	$111,207	$32,690	29.4%	(18.3)%	(9.0) ppt
Energy Saving Products (ESP)	44,455	6,255	14.1	76,058	31,517	41.4	(41.6)	(27.3)
Automotive Products (AP)	28,838	3,000	10.4	28,900	9,092	31.5	(0.2)	(21.1)
Enterprise Power (EP)	37,809	14,362	38.0	35,966	14,484	40.3	5.1	(2.3)
Commercial segments total	201,928	42,162	20.9	252,131	87,783	34.8	(19.9)	(13.9)
HiRel	48,416	26,891	55.5	48,842	25,287	51.8	(0.9)	3.7
Customer segments total	250,344	69,053	27.6	300,973	113,070	37.6	(16.8)	(10.0)
Intellectual Property (IP)	2,148	1,488	69.3	1,768	1,768	100.0	21.5	(30.7)
Consolidated total	$252,492	$70,541	27.9%	$302,741	$114,838	37.9%	(16.6)%	(10.0)ppt

Revenues

Revenues from all our segments, taken as a whole, decreased by $50.2 million, or 16.6 percent, while revenues from our customer segments (which excludes the IP segment) decreased by $50.6 million, or 16.8 percent, for the three months ended September 23, 2012 as compared to three months ended September 25, 2011.  Revenues for our commercial segments taken as a whole decreased 19.9 percent from prior year comparable period which was near the peak of semiconductor cycle.  Revenues for our HiRel segment decreased 0.9 percent from the prior year comparable period.

Within our commercial segments, EP revenue increased 5.1 percent for the three months ended September 23, 2012 as compared to the prior year comparable period.  Revenues for our EP segment increased due to an increase in demand for high performance computing and prior generation server components.   Revenues for our PMD segment decreased 18.3 percent compared to the prior year comparable period due to a decrease in demand for our universal power supply, consumer products, and industrial products components.  Revenues for our ESP segment decreased 41.6 percent due to decreased demand in our industrial and consumer appliance related products.  Revenues for our AP segment remained fairly flat with a slight decrease of 0.2 percent compared to the prior year comparable period.

For the three months ended September 23, 2012, our HiRel segment revenues decreased 0.9 percent compared to the prior year comparable period.  HiRel experienced slight changes in product line mix with most market areas maintaining demand similar to that of the prior year comparable period.

For the three months ended September 23, 2012, our IP segment revenues increased $0.4 million or 21.5 percent, to $2.1 million. The increase in revenue arose from a one-time $1.7 million sale of patents.  We expect our IP segment revenues will return to approximately $0.4 million per quarter in each of the next several quarters.  However, we do intend to continue to seek opportunistic sale and/or licensing opportunities consistent with our business strategy.

Gross Margin

Our gross margin decreased by 10.0 percentage points to 27.9 percent for the three months ended September 23, 2012 compared to the prior year comparable period.  This decrease in our gross margin was the result of a decrease of 13.9 percentage points in gross margin for our commercial segments taken as a whole, and an increase of 3.7 percentage points in gross margin for our HiRel segment.  The decrease in gross margin for all of our commercial segments was primarily due to increased costs associated with lower factory utilization, unfavorable change in product mix and increased inventory reserves.  Our EP segment's unfavorable product mix was due to an increase in computing components business, which has lower gross margins than our server business.  Our AP segment's unfavorable product mix was due to a decrease in our IC product demand, which are higher margin products than our MOSFET products.  Our PMD segment's unfavorable change in product mix was due to reduced sales of our industrial products, which have higher gross margins than our consumer components business, as well as price erosion. Our ESP segment's unfavorable product mix was due to a decrease in HVIC demand, which generally are higher margin products than our IGBT products.

HiRel segment's gross margin improved by 3.7 percentage points for the three months ended September 23, 2012 compared to the prior year comparable period due to recognition of high margin revenues related to the space market, a decline in some low margin shipments, and delivery of certain products that carried a lower cost of production versus the comparable prior period.

IP segment's gross margin declined by 30.7 percentage points for the three months ended September 23, 2012 compared to the prior year comparable period due to costs associated with the sale of patents.

Selling, General and Administrative Expense

(Dollars in thousands)	Three Months Ended
	September 23, 2012	% of Revenues	September 25, 2011	% of Revenues	Change
Selling, general and administrative expenses	$47,295	18.7%	$48,991	16.2%	2.5ppt

Selling, general and administrative expense was $47.3 million (18.7 percent of revenues) and $49.0 million (16.2 percent of revenues) for the three months ended September 23, 2012 and September 25, 2011, respectively. The decrease in selling, general and administrative expense for the three months ended September 23, 2012, compared to the prior year comparable period, was primarily due to a decrease in salaries and incentive bonuses, offset by increased depreciation related to our ERP system, higher legal costs, and increased stock compensation expense.  We expect our SG&A expenses to be reduced to approximately $45 million for the second quarter of fiscal year 2013 as a result of operational efficiencies we have achieved from the ERP implementation combined with the implementation of our cost reduction initiatives.

Research and Development Expense

(Dollars in thousands)	Three Months Ended
	September 23, 2012	% of Revenues	September 25, 2011	% of Revenues	Change
Research and Development expense	$33,449	13.2%	$33,028	10.9%	2.3ppt

Research and development expense was $33.4 million (13.2 percent of revenues) and $33.0 million (10.9 percent of revenues) for the three months ended September 23, 2012 and September 25, 2011, respectively. The increase of $0.4 million in R&D expense for the three months ended September 23, 2012, compared to the prior year comparable period, was primarily a result of increased material costs and higher salary and stock compensation expense, offset by a decrease in incentive bonus.  We expect to decrease spending levels for new product development over the next year as part of our cost reduction initiatives.

Amortization of acquisition-related intangible assets

(Dollars in thousands)	Three Months Ended
	September 23, 2012	% of Revenues	September 25, 2011	% of Revenues	Change
Amortization of acquisition-related intangible assets	$1,680	0.7%	$2,615	0.9%	(0.2)ppt

      Amortization of acquisition-related intangible assets was $1.7 million (0.7 percent of revenues) and $2.6 million (0.9 percent of revenues) for the three months ended September 23, 2012 and September 25, 2011, respectively.  The decrease of $0.9 million for the three months ended September 23, 2012, compared to the prior year period, was primarily a result of the full amortization of various intangible assets during the second half of fiscal year 2012.

Asset Impairment, Restructuring and Other Charges

Asset impairment, restructuring and other charges reflect the impact of certain cost reduction programs and initiatives implemented by us.  These programs and initiatives include the closing of facilities, the termination of employees and other related activities.  Asset impairment, restructuring and other charges include program-specific exit costs, severance benefits pursuant to an ongoing benefit arrangement, and special termination benefits.  Severance costs unrelated to our restructuring initiatives are recorded as an element of cost of sales, research and development ("R&D") or selling, general and administrative expense ("SG&A"), depending upon the classification and function of the employee terminated.  Restructuring costs were expensed during the period in which all requirements of recognition were met.

During the first quarter of fiscal year 2013, we announced a restructuring plan to modify our manufacturing strategy and lower operating expenses in order to align our cost structure with business conditions.  As part of the plan, we expect to incur costs recorded in asset impairment, restructuring and other charges related primarily to the following:

•	Fiscal Year 2013 El Segundo Fabrication Facility Closure Initiative
•	Fiscal Year 2013 Newport Fabrication Facility Resizing Initiative
•	Fiscal Year 2013 Other Cost Reduction Activities Initiative

The following tables summarize the total asset impairment, restructuring and other charges by initiative for the three months ended September 23, 2012 (in thousands):

	Three Months Ended
	September 23, 2012
	Fiscal Year 2013 El Segundo Fabrication Facility Closure Initiative	Fiscal Year 2013 Newport Fabrication Facility Resizing Initiative	Fiscal Year 2013 Other Cost Reduction Activities Initiative	Total
Reported in asset impairment, restructuring and other charges:
Asset impairment	$—	$—	$—	$—
Severance and workforce reduction costs	5,687	—	3,279	8,966
Decommissioning costs	—	—	—	—
Total asset impairment, restructuring and other charges	$5,687	$—	$3,279	$8,966

In addition to the amounts in the table above, $0.9 million of other charges related to the restructuring initiatives were recorded in cost of sales during the three months ended September 23, 2012.  These charges, which were for accelerated depreciation and inventory write-downs, are not classifiable as restructuring costs, and were therefore recorded in cost of sales.

The following table summarizes changes our restructuring related accruals for the three months ended September 23, 2012, which are included in accrued salaries, wages, and benefits on the balance sheet (in thousands):

	Fiscal Year 2013 El Segundo Fabrication Facility Closure Initiative	Fiscal Year 2013 Newport Fabrication Facility Resizing Initiative	Fiscal Year 2013 Other Cost Reduction Activities Initiative	Total
Accrued severance and workforce reduction costs at June 24, 2012	$—	$—	$—	$—
Accrued during the period and charged to asset impairment, restructuring and other charges	5,687	—	3,279	8,966
Costs paid during the period	(829)	—	(1,869)	(2,698)
Accrued severance and workforce reduction costs at September 23, 2012	$4,858	$—	$1,410	$6,268

Fiscal Year 2013 Initiatives

Fiscal Year 2013 El Segundo Fabrication Facility Closure Initiative

During the first quarter of fiscal year 2013, we adopted a restructuring plan to close our El Segundo wafer fabrication facility by the third quarter of fiscal year 2013 with estimated total pre-tax costs of $9.0 million.  These consist of $5.7 million of severance and workforce reduction costs, $2.1 million of decommissioning costs, and $1.2 million of relocation and re-qualification costs.  The restructuring charge recorded during the three months ended September 23, 2012 included $5.7 million of severance costs and workforce reduction costs.  In addition, during the three months ended September 23, 2012, we recorded $0.9 million of other charges related to the restructuring initiative in cost of sales that affected the ESP reporting segment.  These other charges, which were for accelerated depreciation and inventory write-downs, are not classifiable as restructuring costs, and were therefore recorded in cost of sales.

During the first quarter of fiscal year 2013, cash payments for this initiative were $0.8 million and are estimated to be approximately $6.2 million and $2.0 million for the remainder of fiscal year 2013, and thereafter, respectively.  After the completion of this initiative, we estimate annual cost savings of approximately $10 million.  These cost savings are the result of reduced manufacturing overhead costs, which will impact cost of sales.  We do not anticipate these overhead cost savings to be offset by additional costs incurred in other locations.
Fiscal Year 2013 Newport, Wales Fabrication Facility Resizing Initiative

During the first quarter of fiscal year 2013, we adopted a restructuring plan to resize our wafer fabrication facility in Newport, Wales in several phases by the middle of calendar year 2015 with estimated total pre-tax costs of approximately $13 million.  These consist of approximately $2 million of severance and workforce reduction costs, $5 million of decommissioning costs, and $6 million of relocation and re-qualification costs.  The charges will not impact any specific reporting segment.

Cash payments for this initiative are estimated to be approximately $4 million during fiscal year 2013, and $9 million thereafter. After the completion of this initiative, we estimate annual cost savings of approximately $16 million. These cost savings are the result of reduced manufacturing overhead costs, which will impact cost of sales. We do not anticipate these cost savings to be offset by additional costs incurred in other locations.
Fiscal Year 2013 Other Cost Reduction Activities Initiative

During the first quarter of fiscal year 2013, we undertook certain actions to reduce (i) capacity at manufacturing facilities in Mexico, California, and Arizona, as well as (ii) administrative and research and development costs around the world.  As part of the plan, we estimate that we will incur approximately $4.2 million of severance and other workforce reduction costs by the end of fiscal year 2013.  In connection with that effort, during the three months ended September 23, 2012, we incurred approximately $3.3 million of severance and workforce reduction costs.  The severance and workforce reduction costs recorded during the three months ended September 23, 2012 included $2.1 million related to other manufacturing facilities in Mexico, California, and Arizona, and $1.2 million for administrative and research and development functions around the world.

We continue to review our manufacturing footprint and identify additional cost reduction opportunities, and the nature, timing and extent of our restructuring activities are not yet complete.  Accordingly, and as part of those ongoing efforts, we may also incur asset write-downs related to the ultimate disposition of certain manufacturing equipment; any such potential future asset write-downs do not meet the criteria under GAAP to be accrued at this time.

During the first quarter of fiscal year 2013, cash payments for this initiative were $1.9 million and are estimated to be approximately $2.3 million for the remainder of fiscal year 2013. After the completion of this initiative, we estimate annual cost savings of approximately $13 million. These cost cuts will result in reduced cost of sales, as well as lower SG&A and R&D expenses. We do not anticipate these cost savings to be offset by additional costs incurred in other locations.

Other Expense, Net

Other expense, net includes, primarily, gains and losses related to foreign currency fluctuations and investment impairments.  Other expense, net was $1.0 million and $2.2 million for the first three months of fiscal years 2013 and 2012, respectively. Other expense for the three months ended September 23, 2012 includes a foreign currency exchange loss of $1.0 million due to fluctuations in foreign exchange currencies during the quarter.  The prior year comparable period included a foreign exchange loss of $1.7 million due to significant fluctuations in foreign exchange currencies during that prior quarter and an investment impairment charge of $0.5 million.

Interest Income and Expense
Interest income was $0.2 million and $0.3 million for the first three months of fiscal years 2013 and 2012, respectively.
Interest expense was $0.1 million for both the first three months of fiscal years 2013 and 2012, respectively.
Income Taxes

Our effective tax rate was a tax expense of 31.8 percent against a loss of $21.8 million and a tax expense of 22.2 percent against a profit of $28.2 million for the three months ended September 23, 2012 and September 25, 2011 respectively.  For the three months ended September 23, 2012, our provision for taxes was not comparable to the United States ("U.S.") federal statutory rate of 35 percent.  The main components of the tax provision were a reduction in the U.K. statutory tax rates, reducing the value of our net deferred tax assets in the U.K. by $3.2 million, a $2.2 million expense related to foreign income taxes, foreign withholding taxes, and no tax benefit from the ordinary loss in the U.S. due to our valuation allowance position which were partially offset by benefitting a loss in a foreign jurisdiction.

For the three months ended September 25, 2011, our effective rate was lower than the United States ("U.S.") federal statutory rate of 35 percent primarily due to the utilization of our deferred tax assets through the reduction of the beginning-of-the-year valuation allowance recorded in the United Kingdom ("U.K.") and lower tax rates in certain foreign jurisdictions, and the impact on the tax provision due to the reduction of the U.K. statutory rate.

During the three months ended September 23, 2012, the statutory tax rate in the U.K. was reduced from 25 percent to 24 percent, effective April 1, 2012 and further reduced to 23 percent effective April 1, 2013. We reported the $3.2 million impact of such a rate reduction on the deferred tax assets in the U.K. as a discrete item in the provision for income taxes.

We operate in multiple foreign jurisdictions with lower statutory tax rates, and our operations in Singapore have the most significant impact on the effective tax rate for the fiscal year 2012.  We expect to be subject to an effective tax rate of 17 percent in Singapore for fiscal year 2013.

Liquidity and Capital Resources

Cash Requirements

Sources and Uses of Cash

We require cash to fund our operating expense and working capital requirements, capital expenditures, strategic growth initiatives, and funds to repurchase our common stock under our stock repurchase program.  Our primary sources for funding these requirements are cash and investments on hand and cash from operating activities.  On October 25, 2012 we entered into a $100 million unsecured revolving credit facility as discussed below.  To maintain the availability of the facility, we have to comply with a number of covenants and satisfy a number of conditions, including a minimum available liquidity requirement. We are currently in compliance with the financial covenants contained in the revolving credit agreement.
As of September 23, 2012, we had $365.6 million of cash (excluding $1.6 million of restricted cash), cash equivalents and short-term and long-term investments, consisting of available-for-sale fixed income and investment‑grade securities, a decrease of $18.7 million from June 24, 2012.  The decrease in our cash and investments was primarily due to our operating loss during the first quarter of fiscal year 2013.
Total cash, cash equivalents, and investments at September 23, 2012 and June 24, 2012 were as follows (in thousands):
	September 23, 2012	June 24, 2012
Cash and cash equivalents	$279,815	$305,423
Investments	85,825	78,926
Total cash, cash equivalents, and investments	$365,640	$384,349

We believe that our existing cash and cash equivalents will be sufficient to meet operating requirements and satisfy our existing balance sheet liabilities and other cash obligations for at least the next twelve months.  Our cash and cash equivalents are available to fund working capital needs, strategic growth initiatives, if any, repurchase of stock for our common stock repurchase program and capital expenditures.  During the first three months of fiscal year 2013, we have taken actions to meet our longer term revenue growth goals, including making capital investments in our manufacturing operations.  We plan to continue expanding our manufacturing capabilities for key technologies in anticipation of meeting our long term strategic goals.
Our outlook for fiscal year 2013 is that our cash flow from operating activities may be positive or negative depending on whether market conditions become more favorable in the second half of the fiscal year.  We estimate that cash capital equipment expenditures for the fiscal year 2013 will be about $100 million as we invest in new manufacturing process technologies.
Cash Flows
Our cash flows were as follows (in thousands):
	Three Months Ended
	September 23, 2012	September 25, 2011
Cash flows provided by operating activities	$6,539	$16,600
Cash flows used in investing activities	(28,851)	(23,995)
Cash flows used in financing activities	(5,526)	(24,356)
Effect of exchange rate changes on cash and cash equivalents	2,230	(2,441)
Net decrease in cash and cash equivalents	$(25,608)	$(34,192)
Non-cash adjustments to cash flow generated by operating activities during the three months ended September 23, 2012 included $22.7 million of depreciation and amortization, $5.7 million of stock compensation expense, and $5.3 million from the gross additions to the inventory provision.  Changes in operating assets and liabilities reduced cash provided by operating activities by $5.1 million, primarily attributed to a decrease in accounts payable and a decrease in other accrued expenses, partially offset by a decrease in trade accounts receivable and a decrease in inventory.

Cash used in investing activities during the three months ended September 23, 2012 was primarily the result of capital expenditures of $22.0 million and purchases of investments for $10.0 million, partially offset by proceeds from the sale or maturities of investments of $3.0 million.
Cash used in financing activities during the three months ended September 23, 2012 of $5.5 million was primarily the result of cash used for stock repurchases under the stock repurchase program.
Revolving Credit Facility
On October 25, 2012 (the "Closing Date"), we entered into a Credit Agreement (the "Credit Agreement"), as borrower, with Wells Fargo Bank, National Association, as Administrative Agent ("Agent"), and certain lenders (the "Lenders"), pursuant to which we established a new senior unsecured revolving credit facility (the "Facility") in an aggregate principal amount of $100 million with sublimits for swingline loans (of $25 million) and the issuance of letters of credit (of $10 million).  The Credit Facility matures on October 25, 2016.
The proceeds of the Credit Facility may be used by us to finance certain capital expenditures and acquisitions permitted thereunder, to provide for the working capital and general corporate needs as well as to pay fees, commissions and expenses associated with the Credit Facility.
Outstanding amounts under the Credit Facility will initially bear interest at a rate per annum equal to, at our option, either (a) LIBOR plus 1.25 percent or (b) a "Base Rate" (equal to the greatest of (i) the Agent's prime rate, (ii) the federal funds rate plus 0.50 percent and (iii) LIBOR plus 1.00 percent) plus 0.25 percent.  From and after our fiscal quarter ending on March 24, 2013, the margin over LIBOR and the Base Rate may be adjusted periodically based on our ratio of total funded debt to consolidated EBITDA as defined under the Credit Facility, with 1.75 percent per annum being the maximum LIBOR margin and 0.75 percent per annum being the maximum Base Rate margin established by such adjustment mechanism.  We are required to pay a commitment fee on the unused commitments under the Credit Facility at an initial rate equal to 0.25 percent per annum (subject to a similar leverage-based adjustment up to a maximum of 0.35 percent per annum).
The terms of the Credit Agreement require us (subject to certain limited exceptions and conditions) to comply with the following financial tests:  (i) maintenance of maximum total funded debt to consolidated EBITDA of not more than 2.50 to 1.0; (ii) maintenance of minimum consolidated EBITDA to consolidated interest charges of 4.00 to 1.0; and (iii) maintenance of minimum available liquidity of at least $200 million. Liquidity is generally defined as cash and cash equivalents, short-term investments and long-term investments (not to exceed $50 million), and the undrawn amount of the credit facility.  As a result of the requirement to comply with the financial tests, we will not be able to access the Credit Facility during periods where the financial tests, including the minimum liquidity threshold, are not met, thereby limiting our ability to draw on the line during a period of illiquidity or at any other time where the minimum liquidity threshold is not met.
In addition, the Credit Agreement contains certain covenants that, among other things, restrict additional indebtedness, liens and encumbrances, investments, acquisitions, loans and advances, mergers, consolidations and asset dispositions, dividends and other restricted payments, transactions with affiliates, capital expenditures (limited to between $175 million and $200 million per annum during the term of the Credit Facility) and other matters customarily restricted in such agreements, in each case, subject to certain customary exceptions.

The Credit Agreement also contains customary provisions related to:  (i) events of default, including payment defaults, (ii) breaches of representations and warranties, (iii) covenant defaults, (iv) cross-defaults to certain material indebtedness in excess of specified amounts, (v) certain events of bankruptcy and insolvency, (vi) judgments in excess of specified amounts, (vii) certain impairments to the guarantees or collateral documents, and (viii) change in control defaults.

Working Capital

Our working capital is dependent on demand for our products and our ability to manage accounts receivable and inventories.  Other factors which may result in changes to our working capital levels are our restructuring initiatives, investment impairments and share repurchases.
The changes in working capital for the three months ended September 23, 2012 were as follows (in thousands):
	September 23,	June 24,
	2012	2012	Change
Current Assets
Cash and cash equivalents	$279,815	$305,423	$(25,608)
Restricted cash	616	595	21
Short-term investments	75,777	63,872	11,905
Trade accounts receivable, net	151,556	168,499	(16,943)
Inventories	283,516	294,702	(11,186)
Current deferred tax assets	5,251	5,110	141
Prepaid expenses and other receivables	34,347	29,845	4,502
Total current assets	$830,878	$868,046	$(37,168)

Current Liabilities
Accounts payable	$66,342	$88,726	$(22,384)
Accrued income taxes	—	750	(750)
Accrued salaries, wages and commissions	44,008	40,403	3,605
Other accrued expenses	75,745	83,164	(7,419)
Total current liabilities	186,095	213,043	(26,948)
Net working capital	$644,783	$655,003	$(10,220)

For the changes in cash and investments, please see the discussions above under sources and uses of cash and cash flows.
The decrease in net trade accounts receivable of $16.9 million reflects the sequential quarter over quarter decrease in revenues of approximately 6.4 percent during the first three months of fiscal year 2013 while our days-sales-outstanding decreased by 2 days.
Inventories decreased $11.2 million including a $19.6 million decrease in finished goods, partially offset by a $0.8 million increase in work-in-process inventory and a $7.6 million increase in raw materials.  Despite this decrease in inventory, inventory weeks increased by 1 week to approximately 20 weeks.
Accounts payable decreased by $22.4 million from year end with decreases related to reduced manufacturing activity, lower capital expenditures, and the timing of payments.
The increase in accrued salaries, wages and commissions of $3.6 million for the first three months of fiscal year 2013 was due primarily to higher accrued salary and payroll taxes due to the timing of the pay period end.

Other
In connection with certain tax matters described in Note 13, "Income Taxes," in the Notes to Unaudited Condensed Consolidated Financial Statements, we are pursuing refunds for income taxes we believe to have overpaid in certain jurisdictions. In these jurisdictions, we cannot determine that the realization of the tax refunds of $3.3 million is more likely than not and as such, we have not recognized them as income tax benefits in our consolidated financial statements.
Contractual Obligations
There has been no material change to our contractual obligations as disclosed in our 2012 Annual Report.
Off-Balance Sheet Arrangements
In the normal course of business, we enter into various operating leases for buildings and equipment.  In addition, we provide standby letters of credit or other guarantees as required for certain transactions.  We have historically provided cash collateral for any outstanding letters of credit.
Apart from the operating lease obligations and purchase commitments discussed in our 2012 Annual Report, we do not have any off-balance sheet arrangements as of September 23, 2012.
Recent Accounting Standards
Information set forth under Note 1, "Business, Basis of Presentation and Summary of Significant Accounting Policies— Recent Accounting Standards" in the Notes to Unaudited Condensed Consolidated Financial Statements is incorporated herein by reference.
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
The judgments and estimates we make in applying the accounting principles generally accepted in the U.S. affect the amounts of assets and liabilities reported, disclosures, and reported amounts of revenues and expenses.  As such, we evaluate the judgments and estimates underlying all of our accounting policies, including those noted above, on an ongoing basis.  We have based our estimates on the latest available historical information as well as known or foreseen trends; however, we cannot guarantee that we will continue to experience the same patterns in the future. If the historical data and assumptions we used to develop our estimates do not properly reflect future activity, our net sales, gross profit, net income and earnings per share could be materially and adversely impacted. Since the filing of our Annual Report on Form 10-K for the fiscal year ended June 24, 2012 on August 22, 2011, there have been no significant changes to our critical accounting policies and estimates.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rates
Our exposure to interest rate risk is primarily through our investment portfolio as we currently do not have outstanding long-term debt.  The objectives of our investments in debt securities are to preserve principal and maintain liquidity while maximizing returns.  To achieve these objectives, the returns on our investments in short-term fixed-rate debt securities will be generally compared to yields on money market instruments such as industrial commercial paper, LIBOR, or Treasury Bills.  Investments in longer term fixed-rate debt securities will be generally compared to yields on comparable maturity Government or high grade corporate instruments with an equivalent credit rating.  Based on our investment portfolio and interest rates at September 23, 2012, a 100 basis point increase or decrease in interest rates would result in an annualized change of approximately $0.7 million in the fair value of the investment portfolio.  Changes in interest rates may affect the fair value of the investment portfolio; however, unrealized gains or losses are not recognized in net income unless the investments are sold or the gains or losses are considered to be other-than-temporary.
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

 We had approximately $92.1 million in notional amounts of currency forward contracts not designated as accounting hedges at September 23, 2012.  Net realized and unrealized foreign‑currency gains (losses) related to foreign currency forward contracts recognized in earnings, as a component of other expense, were $(2.4) million and $0.8 million for the three months ended September 23, 2012 and September 25, 2011, respectively.
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
At September 23, 2012, we had $365.6 million of total cash (excluding $1.6 million of restricted cash), cash equivalents and investments, consisting of available-for-sale fixed income securities.  We manage our total investment portfolio to encompass a diversified pool of investment‑grade securities. The average credit rating of our investment portfolio is AA+/Aa1.  Our investment policy is to manage our total cash and investment balances to preserve principal and maintain liquidity while maximizing returns.  To the extent that certain investments in our portfolio of investments continue to have strategic value, we generally do not attempt to reduce or eliminate our market exposure.  For securities that we no longer consider strategic, we evaluate legal, market, and economic factors in our decision on the timing of disposal.  We may or may not enter into transactions to reduce or eliminate the market risks of our investments.  During the three months ended September 23, 2012, there was no other-than-temporary impairment to our market priced available-for-sale securities. See Part I, Item 1A, "Risk Factors—Our investments in certain securities expose us to market risks", set forth in our 2012 Annual Report.

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
Our management, under the supervision and with the participation of our CEO and CFO, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of September 23, 2012.  Based upon this evaluation, our CEO and CFO concluded that, as of September 23, 2012, our disclosure controls and procedures were effective.
Changes in Internal Control over Financial Reporting
"Internal control over financial reporting" is a process designed by, or under the supervision of, our CEO and CFO, and effected by our board of directors, management, and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:
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

During the fiscal quarter ended September 23, 2012 there were no changes in internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

ITEM 1A.  RISK FACTORS
Statement of Caution Under the Private Securities Litigation Reform Act of 1995
This Quarterly Report on Form 10-Q includes some statements and other information that are not historical facts but are "forward-looking statements" as that term is defined in the Private Securities Litigation Reform Act of 1995. The materials presented can be identified by the use of forward‑looking terminology such as "anticipate," "believe," "estimate," "expect," "may," "should," "view," or "will" or the negative or other variations thereof. We caution that such statements are subject to a number of uncertainties, and actual results may differ materially. Factors that could affect our actual results include those set forth under "Item 1A. Risk Factors" in our 2012 Annual Report, as supplemented by other uncertainties disclosed in our reports filed from time to time with the SEC (all of the foregoing of which is incorporated by reference) and the factor set forth below.
We are subject to a revolving credit facility that may restrict our current and future operations

In October 2012, we entered into a four year senior unsecured revolving credit facility which expires in October, 2016 and under which we may borrow up to $100 million. Whether or not we have borrowings under the facility, the revolving credit facility imposes restrictions on us, including restrictions on additional indebtedness, liens and encumbrances, investments, acquisitions, loans and advances, mergers, consolidations and asset dispositions, dividends and other restricted payments, transactions with affiliates, capital expenditures and other matters customarily restricted in such agreements.  The terms of the credit facility also require us to comply with certain financial tests.
We cannot assure that we will be able to satisfy the financial tests set forth under the revolving credit facility to be able to make or maintain borrowings under the facility.  Also, whether or not we make borrowings under the facility, restrictions under the facility may limit our ability to engage in activities or transactions that could otherwise benefit us.  If we cannot satisfy the restrictions and financial tests under the revolving credit facility, then we may either have to terminate the facility and repay any indebtedness thereunder or be subject to an event of default that could materially and adversely affect our operating results and our financial condition.

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a) None

(b) None

(c) Purchase of Equity Securities

The following provides information on a monthly basis for the three months ended September 23, 2012 with respect to the Company's purchases of equity securities:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans Programs (1)	Maximum Number (or approximate Dollar Value) of Shares that May Yet be Purchased under the Plans or Programs
June 25, 2012 to July 22, 2012	―	$—	—	$42,034,553
July 23, 2012 to August 19, 2012	―	$—	—	$42,034,553
August 20, 2012 to September 23, 2012	296,200	$17.57	296,200	$36,824,598

(1)  The Company's stock repurchase program authorizes it to repurchase up to $150.0 million.

ITEM 5.    OTHER INFORMATION

In Part II, Item 9B, "Other Information" of the 2012 Annual Report, the Company reported that it had announced a restructuring plan to modify the Company's manufacturing strategy and lower its operating expenses in order to align its cost structure with business conditions.

As part of the plan, the Company announced that it planned to close its El Segundo, California wafer fabrication facility, resize its wafer fabrication facility in Newport, Wales and take other cost reduction actions. As of the date of the filing of the 2012 Annual Report, the Company was not able to determine all of the estimated costs and expenditures relating to the plan.

The Company supplements its prior disclosures in respect of (i) the description of the course of action, including the facts and circumstances leading to the expected action and completion date, (ii) an estimate of the total amount or range of amounts expected to be incurred in connection with the action, and similar information in respect of each major type of cost, (iii) an estimate of the amount or range of amounts of the charge that will result in future cash expenditures in respect of the plan, in each case by incorporation of such information herein by reference to the disclosures set forth under the heading "Asset Impairment, Restructuring and Other Charges" in Part 1, Item 2, Management's Discussion and Analysis of Financial Condition and Results of Operations set forth earlier in this Quarterly Report on Form 10-Q and subject to the qualifications set forth therein.

Our restructuring program is subject to a number of risks (see Part I, Item 1A, "Risk Factors- Our restructuring programs may not achieve their goals, could be costly, delayed and disruptive to our business, and could materially adversely affect our results and financial condition" set forth in our 2012 Annual Report, as supplemented by other uncertainties disclosed in our reports filed from time to time with the SEC).

ITEM 6.  EXHIBITS

Index:
3.1
Certificate of Incorporation of the Company, as amended through July 19, 2004 (incorporated by reference to Exhibit 3.1 to the Company's Registration Statement on Form S-8 filed with the Securities and Exchange Commission on July 19, 2004, Registration No. 333-117489)

3.2
Amendment to Certificate of Incorporation, dated November 13, 2009 (incorporated by reference to Exhibit 3.2 of Quarterly Report on Form 10-Q for the quarterly period ended December 27, 2009, filed with the Securities and Exchange Commission on February 3, 2010)

3.3	Bylaws as Amended and Restated (incorporated by reference to Exhibit 3.1 of Current Report Form 8-K filed March 26, 2012, with the Securities and Exchange Commission)
10.1
Credit Agreement, dated as of October 25, 2012, among International Rectifier Corporation, the Lenders named therein, and Wells Fargo Bank, National Association, as Administrative Agent, Swing Line Lender and L/C Issuer, and Wells Fargo Securities, LLC, as Lead Arranger and Sale Bookrunner (incorporated by reference to Exhibit 10.1 of Current Report on Form 8-K, filed with the Securities and Exchange Commission on October 31, 2012).

10.2	Letter Agreement, dated July 22, 2011, between International Rectifier Corporation and Adam White (incorporated by reference to Exhibit 10.1 of Annual Report on Form 10-K, filed with the Securities and Exchange Commission on August 23, 2012) (2)
10.3	Severance Agreement, dated September 11, 2008, between International Rectifier Corporation and Adam White (incorporated by reference to Exhibit 10.2 of Annual Report on Form 10-K, filed with the Securities and Exchange Commission on August 23, 2012) (2)
10.4	Amendment to Severance Agreement, dated December 26, 2008, between International Rectifier Corporation and Adam White (incorporated by reference to Exhibit 10.3 of Annual Report on Form 10-K, filed with the Securities and Exchange Commission on August 23, 2012) (2)
31.1	Certification Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, Adopted Pursuant to Section 302 of the Sarbanes‑Oxley Act of 2002 (1)
31.2	Certification Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, Adopted Pursuant to Section 302 of the Sarbanes‑Oxley Act of 2002 (1)
32.1	Certification Pursuant to 18 U.S.C. 1350, Adopted Pursuant to Section 906 of the Sarbanes‑Oxley Act of 2002 (1)
32.2	Certification Pursuant to 18 U.S.C. 1350, Adopted Pursuant to Section 906 of the Sarbanes‑Oxley Act of 2002 (1)
101.INS	XBRL Instance (3)
101.SCH	XBRL Taxonomy Extension Schema (3)
101.CAL	XBRL Extension Calculation (3)
101.LAB	XBRL Extension Labels (3)
101.PRE	XBRL Taxonomy Extension Presentation (3)
101.DEF	XBRL Taxonomy Extension Definition (3)

(1)	Denotes document submitted herewith.
(2)             Denotes management contract or compensation arrangement or agreement.
(3)             Furnished, not filed.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
INTERNATIONAL RECTIFIER CORPORATION Registrant
Date: November 1, 2012	/s/ ILAN DASKAL
Ilan Daskal Chief Financial Officer (Principal Financial and Accounting Officer)