Form 10-Q
period 2012-12-23
INTERNATIONAL RECTIFIER CORP /DE/
filed 2013-01-29
CIK 316793

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 23, 2012
or
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒
There were 69,180,059 shares of the registrant's common stock, par value $1.00 per share, outstanding on January 17, 2013.

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

PART I. FINANCIAL INFORMATION
ITEM 1.  Financial Statements
INTERNATIONAL RECTIFIER CORPORATION AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
	Three Months Ended		Six Months Ended
	December 23, 2012	December 25, 2011	December 23, 2012	December 25, 2011
Revenues	$223,822	$230,078	$476,314	$532,819
Cost of sales	174,733	148,659	356,684	336,562
Gross profit	49,089	81,419	119,630	196,257

Selling, general and administrative expense	45,083	50,558	92,378	99,549
Research and development expense	32,125	32,227	65,574	65,255
Amortization of acquisition-related intangible assets	1,680	1,939	3,360	4,554
Asset impairment, restructuring and other charges	4,941	—	13,907	—
Operating income (loss)	(34,740)	(3,305)	(55,589)	26,899
Other expense, net	411	1,956	1,419	4,159
Interest income, net	(8)	(31)	(40)	(240)
Income (loss) before income taxes	(35,143)	(5,230)	(56,968)	22,980
Provision for (benefit from) income taxes	(2,421)	1,107	4,529	7,354
Net income (loss)	$(32,722)	$(6,337)	$(61,497)	$15,626
Net income (loss) per common share—basic (1)	$(0.47)	$(0.09)	$(0.89)	$0.22
Net income (loss) per common share—diluted (1)	$(0.47)	$(0.09)	$(0.89)	$0.22
Average common shares outstanding—basic	69,144	69,046	69,213	69,408
Average common shares and potentially dilutive shares outstanding—diluted	69,144	69,046	69,213	69,883
(1)	Net income per common share is computed using the two-class method. See Note 14, "Net Income Per Common Share".
The accompanying notes are an integral part of these financial statements.

INTERNATIONAL RECTIFIER CORPORATION AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)
	Three Months Ended		Six Months Ended
	December 23, 2012	December 25, 2011	December 23, 2012	December 25, 2011
Net income (loss)	$(32,722)	$(6,337)	$(61,497)	$15,626
Other comprehensive income (loss):
Foreign currency translation adjustments	(601)	(1,048)	10,631	(7,680)
Unrealized gains (losses) on securities:
Unrealized holding gains (losses) on available-for-sale securities, net of tax effect of $0, $(855), $0 and $(3,541), respectively	1,367	(1,438)	(1,837)	(5,954)
Other comprehensive income (loss)	766	(2,486)	8,794	(13,634)
Comprehensive income (loss)	$(31,956)	$(8,823)	$(52,703)	$1,992
The accompanying notes are an integral part of these financial statements.

INTERNATIONAL RECTIFIER CORPORATION AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)
	December 23, 2012	June 24, 2012 (1)
ASSETS
Current assets:
Cash and cash equivalents	$366,656	$305,423
Restricted cash	624	595
Short-term investments	10,104	63,872
Trade accounts receivable, net of allowances	134,029	168,499
Inventories	260,717	294,702
Current deferred tax assets	5,181	5,110
Prepaid expenses and other receivables	36,095	29,845
Total current assets	813,406	868,046
Restricted cash	940	940
Long-term investments	5,003	15,054
Property, plant and equipment, net	456,139	461,115
Goodwill	52,149	52,149
Acquisition‑related intangible assets, net	25,216	28,576
Long-term deferred tax assets	37,456	40,850
Other assets	60,004	65,093
Total assets	$1,450,313	$1,531,823
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$70,649	$88,726
Accrued income taxes	496	750
Accrued salaries, wages and commissions	40,740	40,403
Other accrued expenses	73,822	83,164
Total current liabilities	185,707	213,043
Long-term deferred tax liabilities	4,928	6,653
Other long-term liabilities	30,186	35,800
Total liabilities	220,821	255,496
Commitments and contingencies
Stockholders' equity:
Common shares	75,353	75,125
Capital contributed in excess of par value	1,048,586	1,037,736
Treasury stock, at cost	(113,175)	(107,965)
Retained earnings	229,188	290,685
Accumulated other comprehensive loss	(10,460)	(19,254)
Total stockholders' equity	1,229,492	1,276,327
Total liabilities and stockholders' equity	$1,450,313	$1,531,823
(1)	Amounts derived from the audited financial statements at June 24, 2012.
The accompanying notes are an integral part of these financial statements.

INTERNATIONAL RECTIFIER CORPORATION AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
	Six Months Ended
	December 23, 2012	December 25, 2011
Cash flows from operating activities:
Net income (loss)	$(61,497)	$15,626
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	45,775	40,193
Amortization of acquisition‑related intangible assets	3,360	4,554
Loss on disposal of fixed assets	4,099	1,123
Impairment of long-lived assets	2,376	—
Stock compensation expense	11,117	7,969
Gain on the sale of investments	(8)	(61)
Other-than-temporary impairment of investments	—	2,379
Provision for bad debt	2	1,198
Provision for inventory write‑downs	11,395	7,349
Loss (gain) on derivatives	2,117	(1,486)
Deferred income taxes	5,584	3,556
Excess tax benefit from stock-based awards	—	(673)
Changes in operating assets and liabilities, net	25,608	(87,582)
Other	(1,464)	3,060
Net cash provided by (used in) operating activities	48,464	(2,795)
Cash flow from investing activities:
Additions to property, plant and equipment	(48,040)	(71,847)
Proceeds from sale of property, plant and equipment	118	—
Sale of investments	52,131	14,863
Maturities of investments	21,500	147,323
Purchase of investments	(9,979)	(89,849)
Addition to restricted cash	(13)	653
Net cash provided by investing activities	15,717	1,143
Cash flows from financing activities:
Proceeds from exercise of stock options	987	1,763
Excess tax benefit from stock-based awards	—	673
Purchase of treasury stock	(5,210)	(23,576)
Net settlement of restricted stock units for tax withholdings	(1,025)	(1,889)
Net cash used in financing activities	(5,248)	(23,029)
Effect of exchange rate changes on cash and cash equivalents	2,300	(2,561)
Net increase (decrease) in cash and cash equivalents	61,233	(27,242)
Cash and cash equivalents, beginning of period	305,423	298,731
Cash and cash equivalents, end of period	$366,656	$271,489
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
Fiscal Year and Quarter
The Company operates on a 52-53 week fiscal year with the fiscal year ending on the last Sunday in June. The three months ended December 2012 and 2011 consisted of 13 weeks ending on December 23, 2012 and December 25, 2011, respectively.  The current fiscal year will consist of 53 weeks and end on June 30, 2013.
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
Fair Value Measurements
Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.  Assets and liabilities measured at fair value are categorized based on whether the inputs are observable in the market and the degree to which the inputs are observable.  The categorization of financial assets and liabilities within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement.  The hierarchy is broken down into three levels (with Level 3 being the lowest) defined as follows:

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

The financial assets and liabilities which are measured and recorded at fair value on a recurring basis are included within the following items on the Company's consolidated balance sheet as of December 23, 2012 and June 24, 2012 (in thousands):
	As of December 23, 2012
Assets and Liabilities:	Total	Level 1	Level 2	Level 3
Short-term investments	$10,104	$1,001	$9,103	$—
Long-term investments	5,003	5,003	—	—
Other assets	26,004	22,968	—	3,036
Other accrued expenses	(1,451)	—	(1,451)	—
Other long-term liabilities	(8,519)	(8,358)	(161)	—
Total	$31,141	$20,614	$7,491	$3,036
Fair value as a percentage of total	100.0%	66.2%	24.1%	9.7%
Level 3 as a percentage of total assets				0.2%

	As of June 24, 2012
Assets and Liabilities:	Total	Level 1	Level 2	Level 3
Cash and cash equivalents	$9,997	$—	$9,997	$—
Short-term investments	63,872	33,058	30,814	—
Prepaid expenses and other receivables	622	—	622	—
Long-term investments	15,054	10,001	5,053	—
Other assets	27,358	24,439	85	2,834
Other long-term liabilities	(8,139)	(8,139)	—	—
Total	$108,764	$59,359	$46,571	$2,834
Fair value as a percentage of total	100.0%	54.6%	42.8%	2.6%
Level 3 as a percentage of total assets				0.2%

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
During the six months ended December 23, 2012 and December 25, 2011, for each class of assets and liabilities, there were no transfers between those valued using quoted prices in active markets for identical assets (Level 1), those valued using significant other observable inputs (Level 2), and those valued using significant unobservable inputs (Level 3).  The Company determines at the end of the reporting period whether a given financial asset or liability is valued using Level 1, 2, or 3 inputs.

As of December 23, 2012, the Company's investments recorded at fair value using Level 2 inputs included corporate debt securities and U.S. government agency obligations.  The above assets and liabilities recorded at fair value using Level 2 inputs were valued primarily using an independent valuation firm based on the market approach using various inputs such as trade data, broker/dealer quotes, observable market prices for similar securities and other available data.  The Company also records its foreign currency forward contracts at fair value using Level 2 inputs based on readily observable market parameters for all substantial terms of derivatives.

Level 3 Valuation Techniques

The following tables provide a reconciliation of the beginning and ending balance of items measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three months ended December 23, 2012 and December 25, 2011 (in thousands):

Level 3
Assets
Derivatives
Beginning balance at September 23, 2012	$2,920
Total gains or (losses) (realized or unrealized):
Included in other expense	116
Ending balance at December 23, 2012	$3,036

	Level 3
	Liabilities	Assets
	Contingent Consideration	Derivatives	Investments	Total
Beginning balance at September 25, 2011	$400	$2,846	$302	$3,148
Total gains or (losses) (realized or unrealized):
Included in other expense	―	182	(22)	160
Purchases, maturities, and sales:
Maturities/prepayments	―	―	(14)	(14)
Ending balance at December 25, 2011	$400	$3,028	$266	$3,294

INTERNATIONAL RECTIFIER CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1. Business, Basis of Presentation and Summary of Significant Accounting Policies (Continued)

The following tables provide a reconciliation of the beginning and ending balance of items measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the six months ended December 23, 2012 and December 25, 2011 (in thousands):
Level 3
Assets
Derivatives
Beginning balance at June 24, 2012	$2,834
Total gains or (losses) (realized or unrealized):
Included in other expense	202
Ending balance at December 23, 2012	$3,036

	Level 3
	Liabilities	Assets
	Contingent Consideration	Derivatives	Investments	Total
Beginning balance at June 26, 2011	$400	$2,773	$781	$3,554
Total gains or (losses) (realized or unrealized):
Included in other expense	―	255	32	287
Included in unrealized holding losses on available-for-sale securities in other comprehensive income	―	—	(190)	(190)
Purchases, maturities, and sales:
Maturities/prepayments	―	―	(47)	(47)
Sales	―	―	(310)	(310)
Ending balance at December 25, 2011	$400	$3,028	$266	$3,294

When at least one significant valuation model assumption or input used to measure the fair value of financial assets or liabilities is unobservable in the market, they are deemed to be measured using Level 3 inputs.  These Level 3 inputs may include pricing models, discounted cash flow methodologies or similar techniques where at least one significant model assumption or input is unobservable.  The Company uses Level 3 inputs to value financial assets that include a non-transferable put option on a strategic investment (the "Put Option") and a liability for an acquisition-related contingent consideration arrangement.  Level 3 inputs were also used to value investment securities that included a certain asset-backed security for which there was decreased observability of market pricing for these investments.

The Company accounts for the Put Option as a derivative instrument not designated as an accounting hedge.  The fair value was determined using the Black-Scholes option pricing model.  The model uses inputs such as exercise price, fair market value of the underlying common stock, expected life (years), expected volatility, risk-free rate equivalent, and dividend yield.  The expected life is the remaining life of the Put Option.  Expected volatility is based on historical volatility of the underlying common stock.  As of December 23, 2012, the Company determined that significant changes in the above assumptions would not materially affect the fair value of the Put Option.  Additionally, the model materially relies on the assumption the issuer of the Put Option will uphold its financial obligation up to its common equity value should the Company exercise the Company's right to put the associated number of common shares back to the issuer at a fixed price in local currency.

For the three months ended December 23, 2012, the Company measured at fair value, on a non-recurring basis, the carrying values of certain of its equipment in its research and development group, as well as its Newport, Wales, and Mexico manufacturing facilities due to the non-use of that equipment.  The Company determined that the carrying values of those assets of $8.7 million exceeded their estimated fair values of $4.0 million.  The fair values were determined using the market approach, which considered the estimated fair value of the equipment using significant unobservable inputs (Level 3) obtained from third party equipment brokerage firms.  Consequently, during the three and six months ended December 23, 2012, the Company recorded an impairment charge of $4.7 million and $4.7 million, respectively, which represents the excess of the carrying values of the assets over the fair values, less the estimated cost to sell.  During the three months and six months ended December 25, 2011, the Company had no significant measurements of assets or liabilities at fair value on a non-recurring basis.

INTERNATIONAL RECTIFIER CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1. Business, Basis of Presentation and Summary of Significant Accounting Policies (Continued)

Adoption of Recent Accounting Standards

In June 2011, the FASB issued ASC update No. 2011-05, "Comprehensive Income (Topic 220), Presentation of Comprehensive Income" ("ASC 2011-05").  The FASB decided to eliminate the option to present components of other comprehensive income as part of the statement of changes in stockholders' equity, among other amendments in this update.  The amendments require that all non-owner changes in stockholder's equity be presented in a single continuous statement of comprehensive income or in two separate but consecutive statements.  In both alternatives, a company is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income.  A company is also required to present on the face of the financial statements reclassification adjustments for items that are reclassified from other comprehensive income to net income in the statement(s) where the components of net income and the components of comprehensive income are presented.  The adoption of this update did not have a material impact on the Company's financial statements, and the statement of comprehensive income was presented as a separate consecutive statement following the unaudited condensed consolidated statements of operations (See Part I, Item 1, Financial Statements- "Unaudited Condensed Consolidated Statements of Comprehensive Income").

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
Available-for-sale securities as of December 23, 2012 are summarized as follows (in thousands):
	Amortized Costs	Gross Unrealized Gain	Gross Unrealized Loss	Net Unrealized Gain	Market Value
Short-Term Investments:

Corporate debt	$—	$31	$—	$31	$31
U.S. government and agency obligations	10,067	6	—	6	10,073
Total short-term investments	$10,067	$37	$—	$37	$10,104
Long-Term Investments:

U.S. government and agency obligations	$4,991	$12	$—	$12	$5,003
Total long-term investments	$4,991	$12	$—	$12	$5,003

Equity securities	$11,630	$2,259	$(263)	$1,996	$13,626

Available-for-sale securities as of June 24, 2012 are summarized as follows (in thousands):
	Amortized Costs	Gross Unrealized Gain	Gross Unrealized Loss	Net Unrealized Gain	Market Value
Short-Term Investments:

Corporate debt	$6,045	$26	$—	$26	$6,071
U.S. government and agency obligations	57,796	10	(5)	5	57,801
Total short-term investments	$63,841	$36	$(5)	$31	$63,872
Long-Term Investments:

U.S. government and agency obligations	$15,053	$7	$(6)	$1	$15,054
Total long-term investments	$15,053	$7	$(6)	$1	$15,054

Equity securities	$11,631	$3,848	$—	$3,848	$15,479

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

In addition, the Company has a note receivable from a privately held company which it carries at cost of $0.4 million.  This investment is carried at cost as the Company has determined that it is not practicable to estimate the fair value of the investment given that the issuer is a start-up company whose securities are not publicly traded.  As of December 23, 2012, there have been no developments which would indicate the note receivable from that privately held company has been impaired.

The Company also holds as strategic investments the common stock of three publicly traded foreign companies.  The common stock of the three companies are shown as "Equity securities" in the tables above and are included in other assets on the consolidated balance sheets.  The common shares of the publicly traded companies are traded on either the Tokyo Stock Exchange or the Taiwan Stock Exchange.  The Company holds an option on one of the strategic investments to put the associated number of common shares back to the issuer at a fixed price in local currency (which is described as the "Put Option" in Note 1).  The Put Option became effective September 1, 2009 and is reported at fair value.  As of December 23, 2012, the fair value of the Put Option was $3.0 million, with changes in fair value recorded in other (income)/expense, net (See Note 3, "Derivative Financial Instruments").  Dividend income from these investments was $0.1 million for the six months ended December 23, 2012, and $0.1 million and $0.1 million for the three and six months ended December 25, 2011, respectively.  The Company received no dividend income from these equity investments during the three months ended December 23, 2012.

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

The following table provides the Company's other-than-temporary impairments for equity and mortgage-backed securities for the three and six months ended December 23, 2012 and December 25, 2011 (in thousands):

	Three Months Ended			Six Months Ended
	December 23, 2012		December 25, 2011	December 23, 2012		December 25, 2011
Privately held domestic company-common and preferred stock	$	―	$1,500	$	―	$1,500
Publicly traded foreign company(s)-common stock		―	315		―	850
Mortgage-backed security		―	―		―	29
Total other-than-temporary impairments	$	―	$1,815	$	―	$2,379

INTERNATIONAL RECTIFIER CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. Investments (Continued)

The unrealized loss position is measured and determined at each fiscal quarter end.  The following tables summarize the fair value and gross unrealized losses related to available-for-sale investments, aggregated by type of investment and length of time that individual securities have been held (in thousands):
	Securities held in a loss position for less than 12 months at December 23, 2012		Securities held in a loss position for 12 months or more at December 23, 2012		Total in a loss position at December 23, 2012
	Market Value	Gross Unrealized Losses	Market Value	Gross Unrealized Losses	Market Value	Gross Unrealized Losses
Equity security	$3,579	$(263)	$—	$—	$3,579	$(263)
Total	$3,579	$(263)	$—	$—	$3,579	$(263)

	Securities held in a loss position for less than 12 months at June 24, 2012		Securities held in a loss position for 12 months or more at June 24, 2012		Total in a loss position at June 24, 2012
	Market Value	Gross Unrealized Losses	Market Value	Gross Unrealized Losses	Market Value	Gross Unrealized Losses
U.S government and agency obligations	$46,420	$(11)	$—	$—	$46,420	$(11)
Total	$46,420	$(11)	$—	$—	$46,420	$(11)

As of December 23, 2012, the Company evaluated whether an equity security with gross unrealized losses of $0.3 million was other-than-temporarily impaired.  The Company determined there was no indication of other-than-temporary impairment with regards to gross unrealized losses.  The determination was based on the fact the Company has evaluated the near-term prospects of the equity investment in relation to the severity and duration of the impairment, and based on that evaluation, has the ability and intent to hold these investments until a recovery of fair value.

The amortized cost and estimated fair value of investments at December 23, 2012, by contractual maturity, are as follows (in thousands):
Contractual Maturity	Amortized Cost	Estimated Market Value
Due in 1 year or less	$10,067	$10,104
Due in 1-2 years	4,991	5,003
Total investments	$15,058	$15,107

The Company may decide to dispose of securities prior to the contractual maturity date indicated in the table above.
During the three and six months ended December 23, 2012, available-for-sale securities were sold for total proceeds of $52.1 million and $52.1 million, respectively, and for the three and six months ended December 25, 2011 were sold for total proceeds of $9.5 million and $14.9 million, respectively.  Gross realized gains and losses for the three and six months ended December 23, 2012 were de minimis.  Gross realized gains for the three and six months ended December 25, 2011 were $0.0 million and $0.1 million, respectively. There were no gross realized losses for the comparable prior year fiscal periods.  The cost of marketable securities sold was determined using the first-in, first-out method.
As a result of sales of available-for-sale securities, the Company reclassified $0.0 million and $0.0 million for the three and six months ended December 23, 2012, respectively, and $0.0 million and $0.2 million for the three and six months ended December 25, 2011, respectively, from accumulated other comprehensive income to earnings as a component of interest income.

INTERNATIONAL RECTIFIER CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. Investments (Continued)

Fair Value of Investments

The following tables present the balances of investments measured at fair value on a recurring basis (in thousands):
	As of December 23, 2012
	Total	Level 1	Level 2	Level 3
Corporate debt	$31	$—	$31	$—
U.S. government and agency obligations	15,076	6,004	9,072	—
Equity securities-strategic investments	13,626	13,626	—	—
Total securities at fair value	$28,733	$19,630	$9,103	$—

	As of June 24, 2012
	Total	Level 1	Level 2	Level 3
Corporate debt	$6,071	$—	$6,071	$—
U.S. government and agency obligations	72,855	43,059	29,796	—
Equity securities-strategic investments	15,479	15,479	—	—
Total securities at fair value	$94,405	$58,538	$35,867	$—

3. Derivative Financial Instruments

The Company is exposed to financial market risks, including fluctuations in interest rates, foreign currency exchange rates and market value risk related to its investments.  The Company uses derivative financial instruments primarily to mitigate foreign exchange rate risks, but also as part of its strategic investment program.  In the normal course of business, the Company also faces risks that are either non-financial or non-quantifiable.  Such risks principally include country risk, credit risk and legal risk, and are not discussed or quantified in the following analyses.  As of December 23, 2012, the Company's only derivatives were currency forward contracts which were not designated as accounting hedges, the Put Option (See Note 2, "Investments"), and a call option on the equity of a private domestic company.  The private domestic company is a development stage entity, and as such, the Company is unable to determine the fair value of the call option at this time.
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
The Company had no outstanding interest rate derivatives as of December 23, 2012.
Foreign Currency Exchange Rates
The Company generally hedges the risks of foreign currency-denominated repetitive working capital positions with offsetting foreign currency denominated exchange transactions, using currency forward contracts or spot transactions.  Transaction gains and losses on these foreign currency-denominated working capital positions are generally offset by corresponding gains and losses on the related hedging instruments, usually resulting in reduced net exposure.  The Company does not hedge its revenues and expenses against changes in foreign currency exchange rates, as it does not perceive the net risk of changes to translated revenues and expenses from changes in exchange rates as significant enough at this time to justify hedging.

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

For its balance sheet transaction risk hedging program, the Company had approximately $107.9 million in notional amounts of currency forward contracts not designated as accounting hedges at December 23, 2012.  The net realized and unrealized foreign‑currency gains (losses) related to forward contracts not designated as accounting hedges recognized in earnings, as a component of other expense, were $0.3 million and $(2.1) million for the three and six months ended December 23, 2012, respectively, and $0.1 million and $1.7 million for the three and six months ended December 25, 2011, respectively.
At December 23, 2012 and June 24, 2012, the fair value carrying amount of the Company's derivative instruments were as follows (in thousands):
	December 23, 2012
	Derivative Assets		Derivative Liabilities
Derivatives Not Designated as Hedging Instruments	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Put Option	Other assets	$3,036
Currency forward contracts			Other accrued expenses	$1,451
			Other long-term liabilities	161
Total		$3,036		$1,612

	June 24, 2012
	Derivative Assets
Derivatives Not Designated as Hedging Instruments	Balance Sheet Location	Fair Value
Put Option	Other assets	$2,834
Currency forward contracts	Prepaid expenses and other receivables	622
	Other assets	85
Total		$3,541

INTERNATIONAL RECTIFIER CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3. Derivative Financial Instruments (Continued)

The gain or (loss) recognized in earnings during the three and six months ended December 23, 2012 and December 25, 2011 was comprised of the following (in thousands):

		Three Months Ended		Six Months Ended
Derivatives Not Designated as Hedging Instruments	Location of Gain or (Loss) Recognized in Income on Derivatives	December 23, 2012	December 25, 2011	December 23, 2012	December 25, 2011
Put Option	Other Expense	$116	$182	$202	$255
Currency forward contracts	Other Expense	285	75	(2,144)	888
Total		$401	$257	$(1,942)	$1,143

Fair Value

The following tables present derivative instruments measured at fair value on a recurring basis as of December 23, 2012 and June 24, 2012 (in thousands):

	December 23, 2012
	Total	Level 1	Level 2	Level 3
Put Option	$3,036	$—	$—	$3,036
Foreign currency derivatives:
Liabilities	(1,612)	—	(1,612)	—
Total derivative instruments at fair value	$1,424	$—	$(1,612)	$3,036

	June 24, 2012
	Total	Level 1	Level 2	Level 3
Put Option	$2,834	$—	$—	$2,834
Foreign currency derivatives:
Assets	707	—	707	—
Total derivative instruments at fair value	$3,541	$—	$707	$2,834

4. Supplemental Cash Flow Disclosures

Components in the changes of operating assets and liabilities for the six months ended December 23, 2012 and December 25, 2011 were comprised of the following (in thousands):
	Six Months Ended
	December 23, 2012	December 25, 2011
Trade accounts receivable	$34,979	$28,362
Inventories	24,265	(67,373)
Prepaid expenses and other receivables	(255)	(4,732)
Accounts payable	(10,727)	(28,491)
Accrued salaries, wages and benefits	(175)	(9,901)
Deferred compensation	(465)	2,104
Accrued income taxes payable	(4,441)	(4,195)
Other accrued expenses	(17,573)	(3,356)
Changes in operating assets and liabilities	$25,608	$(87,582)

INTERNATIONAL RECTIFIER CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5. Inventories
Inventories at December 23, 2012 and June 24, 2012 were comprised of the following (in thousands):
	December 23, 2012	June 24, 2012
Raw materials	$69,114	$64,112
Work-in-process	115,316	121,190
Finished goods	76,287	109,400
Total inventories	$260,717	$294,702
6. Goodwill and Acquisition‑Related Intangible Assets
At December 23, 2012 and June 24, 2012, acquisition‑related intangible assets included the following (in thousands):
		December 23, 2012
	Amortization Periods (Years)	Gross Carrying Amount	Accumulated Amortization	Net
Completed technology	4-12	$52,045	$(36,860)	$15,185
Customer lists	5-12	10,430	(6,888)	3,542
Intellectual property and other	2-15	16,763	(10,274)	6,489
Total acquisition‑related intangible assets		$79,238	$(54,022)	$25,216

		June 24, 2012
	Amortization Periods (Years)	Gross Carrying Amount	Accumulated Amortization	Net
Completed technology	4-12	$52,045	$(34,556)	$17,489
Customer lists	5-12	10,430	(6,463)	3,967
Intellectual property and other	2-15	16,763	(9,643)	7,120
Total acquisition‑related intangible assets		$79,238	$(50,662)	$28,576

As of December 23, 2012, the following table represents the total estimated amortization of intangible assets for the remainder of fiscal year 2013 and the five succeeding fiscal years (in thousands):
Fiscal Year	Estimated Amortization Expense
2013	$3,294
2014	6,420
2015	6,220
2016	4,681
2017	1,463
2018 and thereafter	3,138
Total	$25,216

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
The carrying amount of goodwill by reportable segment as of December 23, 2012 and June 24, 2012 was as follows (in thousands):
Business Segments:	December 23, 2012	June 24, 2012
Energy Saving Products	$33,190	$33,190
HiRel	18,959	18,959
Total goodwill	$52,149	$52,149

7. Revolving Credit Facility and Bank Letters of Credit

Revolving Credit Facility

On October 25, 2012 (the "Closing Date"), the Company entered into a Credit Agreement (the "Credit Agreement"), as borrower, with Wells Fargo Bank, National Association, as Administrative Agent ("Agent"), and certain lenders (the "Lenders"), pursuant to which it established a new senior unsecured revolving credit facility (the "Facility") in an aggregate principal amount of $100 million with sublimits for swingline loans (of $25 million) and the issuance of letters of credit (of $10 million).  The Credit Facility matures on October 25, 2016.  The proceeds of the Credit Facility may be used by the Company to finance certain capital expenditures and acquisitions permitted thereunder, to provide for the working capital and general corporate needs as well as to pay fees, commissions and expenses associated with the Credit Facility.
The terms of the Credit Agreement require the Company to comply with certain financial tests, and include various affirmative and negative covenants, and customary representations and warranties, conditions and events of default.  Additionally, the Credit Facility is subject to a commitment fee on the unused portion at an initial rate equal to 0.25 percent per annum.  As of December 23, 2012, the Company was in compliance with the financial tests and covenants, and there were no amounts outstanding under the Credit Facility.

Bank Letters of Credit

At December 23, 2012, the Company had $0.9 million of outstanding letters of credit.  These letters of credit are secured by cash collateral provided by the Company equal to their face amount.

INTERNATIONAL RECTIFIER CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8. Other Accrued Expenses
Other accrued expenses were comprised of the following as of (in thousands):
	December 23, 2012	June 24, 2012
Sales returns	$30,589	$32,185
Accrued accounting and legal costs	9,239	10,192
Deferred revenue	9,536	13,634
Accrued warranty	1,868	2,190
Accrued utilities	2,292	2,625
Accrued repurchase obligation	2,118	3,240
Accrued sales and other taxes	4,057	1,862
Accrued subcontractor costs	1,639	3,386
Accrued rent	4,890	4,381
Other	7,594	9,469
Total other accrued expenses	$73,822	$83,164
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
The following table details the changes in the Company's warranty reserve for the six months ended December 23, 2012, which is included in other accrued expenses (in thousands):
Accrued warranty, June 24, 2012	$2,190
Accruals for warranties issued during the period	892
Changes in estimates related to pre-existing warranties	79
Warranty claim settlements	(1,293)
Accrued warranty, December 23, 2012	$1,868

9. Other Long-Term Liabilities

Other long-term liabilities were comprised of the following as of (in thousands):
	December 23, 2012	June 24, 2012
Income taxes payable	$14,871	$19,543
Divested entities' tax obligations	1,990	1,918
Deferred compensation	10,031	10,147
Other	3,294	4,192
Total other long-term liabilities	$30,186	$35,800

INTERNATIONAL RECTIFIER CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9. Other Long-Term Liabilities (Continued)

Fair Value of Long-term Liabilities

The following tables present the long-term liabilities and the related assets measured at fair value on a recurring basis as of December 23, 2012 and June 24, 2012 (in thousands):
	December 23, 2012
	Total	Level 1	Level 2	Level 3
Employee deferred compensation plan liability	$8,358	$8,358	$—	$—
Assets of employee deferred compensation plan (reported in other assets)	9,342	9,342	—	—

	June 24, 2012
	Total	Level 1	Level 2	Level 3
Employee deferred compensation plan liability	$8,139	$8,139	$—	$—
Assets of employee deferred compensation plan (reported in other assets)	8,960	8,960	—	—

10. Stock‑Based Compensation

The Company issues new shares to fulfill the obligations under all of its stock‑based compensation awards.  Such shares are subject to registration under applicable securities laws, including the rules and regulations promulgated by the Securities and Exchange Commission, unless an applicable exemption applies.

During the six months ended December 23, 2012, the Company granted an aggregate of 10,000 stock options to Company employees under its 2011 Performance Incentive Plan (the "2011 Plan").  Subject to the terms and conditions of the 2011 Plan and applicable award documentation, such awards generally vest and become exercisable in equal installments over each of the first three anniversaries of the date of grant, with a maximum award term of five years.

The following table summarizes the stock option activities for the six months ended December 23, 2012 (in thousands, except per share price data):
	Stock Option Shares	Weighted Average Option Exercise Price per Share	Weighted Average Grant Date Fair Value per Share	Aggregate Intrinsic Value
Outstanding, June 24, 2012	2,044	$16.76	—	$7,031
Granted	10	$17.28	$5.03	—
Exercised	(76)	$17.38	—	332
Expired or forfeited	(32)	$18.72	—	—
Outstanding, December 23, 2012	1,946	$16.88	—	$3,439

For the six months ended December 23, 2012 and December 25, 2011, the Company received $1.0 million and $1.8 million, respectively, for stock options exercised.  There were no tax benefits realized from issuance of stock-based awards for the three and six months ended December 23, 2012 and December 25, 2011, respectively.

INTERNATIONAL RECTIFIER CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10. Stock-Based Compensation (Continued)

During the six months ended December 23, 2012, the Company granted 20,100 restricted stock units ("RSUs") to employees, and 61,227 RSUs to members of the Board of Directors, in each case under the 2011 Plan.  The awards provided for vesting over a period of service, subject to the terms and conditions of the 2011 Plan and applicable award documentation.  For the awards made to employees, the vesting of awards generally takes place in equal installments over each of the first three anniversaries of the date of grant.  The awards made to members of the Board of Directors were made as part of the Board's annual director compensation program, under which the vesting of awards takes place generally on the first anniversary of the date of grant.
The following table summarizes the RSU activity for the six months ended December 23, 2012 (in thousands, except per share price data):
	Restricted Stock Units	Weighted Average Grant Date Fair Value per Share	Aggregate Intrinsic Value
Outstanding, June 24, 2012	2,905	$21.72	$57,932
Granted	81	$17.57	—
Vested	(207)	$19.85	$3,786
Forfeited	(287)	$20.26	—
Outstanding, December 23, 2012	2,492	$21.90	$44,474
The Company's stock based compensation plans and award documentation permit the reduction of a grantee's RSUs for purposes of settling a grantee's income tax obligation.  During the six months ended December 23, 2012, the Company withheld RSUs representing 54,642 underlying shares to fund grantees' income tax obligations.
Additional information relating to the Company's stock based compensation plans, including employee stock options and RSUs (including RSUs with performance based and market-based vesting criteria) at December 23, 2012 and June 24, 2012 is as follows (in thousands):
	December 23, 2012	June 24, 2012
Outstanding options exercisable	1,707	1,749
Options and RSUs available for grant	8,836	8,505
Total reserved common stock shares for stock option plans	13,274	13,454

For the three and six months ended December 23, 2012 and December 25, 2011, stock‑based compensation expense associated with the Company's stock options and RSUs (including RSUs with performance-based vesting and market-based vesting criteria) was as follows (in thousands):
	Three Months Ended		Six Months Ended
	December 23, 2012	December 25, 2011	December 23, 2012	December 25, 2011
Selling, general and administrative expense	$2,858	$2,276	$6,018	$4,931
Research and development expense	1,397	1,172	2,818	1,899
Cost of sales	1,123	814	2,281	1,139
Total stock‑based compensation expense	$5,378	$4,262	$11,117	$7,969

During the six months ended December 25, 2011, the Company recorded a net credit of $1.3 million to stock compensation expense relating to performance based awards, based on the determination that the achievement of certain of the performance goals that the Company in the prior year had determined were probable to be achieved were no longer considered probable.

INTERNATIONAL RECTIFIER CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10. Stock-Based Compensation (Continued)
The total unrecognized compensation expense for outstanding stock options and RSUs was $32.6 million as of December 23, 2012.  The unrecognized compensation expense for the outstanding stock options and RSUs will generally be recognized over three years, except for one stock option award and one RSU award made to the Chief Executive Officer (the "CEO") during fiscal year 2008.  The compensation expense for the CEO's awards made during fiscal year 2008 is being recognized over 5 years.  The weighted average number of years to recognize the total compensation expense (including that of the CEO) for stock options and RSUs are 0.6 years and 2.0 years, respectively.  As of December 23, 2012, the Company had no RSUs with performance (non-market) based vesting conditions outstanding.
The fair value of the Company stock options issued during the six months ended December 23, 2012 and December 25, 2011, was determined at the grant date using the Black‑Scholes option pricing model with the following weighted average assumptions:
	Six Months Ended
	December 23, 2012	December 25, 2011
Expected life	3.5 years	3.5 years
Risk free interest rate	0.36%	0.37%
Volatility	39.3%	48.0%
Dividend yield	0.0%	0.0%
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

INTERNATIONAL RECTIFIER CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

11. Asset Impairment, Restructuring and Other Charges (Continued)

The following tables summarize the total asset impairment, restructuring and other charges by initiative for the three and six months ended December 23, 2012 (in thousands):

Fiscal Year 2013 Initiatives	Three Months Ended
	December 23, 2012
	El Segundo Fabrication Facility Closure Initiative	Newport Fabrication Facility Resizing Initiative	Other Cost Reduction Activities Initiative	Total
Reported in asset impairment, restructuring and other charges:
Asset impairment	$178	$666	$1,062	$1,906
Severance and workforce reduction costs	170	597	1,509	2,276
Decommissioning costs	—	55	—	55
Relocation and re-qualification costs	210	494	—	704
Total asset impairment, restructuring and other charges	$558	$1,812	$2,571	$4,941

Fiscal Year 2013 Initiatives	Six Months Ended
	December 23, 2012
	El Segundo Fabrication Facility Closure Initiative	Newport Fabrication Facility Resizing Initiative	Other Cost Reduction Activities Initiative	Total
Reported in asset impairment, restructuring and other charges:
Asset impairment	$178	$666	$1,062	$1,906
Severance and workforce reduction costs	5,857	597	4,788	11,242
Decommissioning costs	—	55	—	55
Relocation and re-qualification costs	210	494	—	704
Total asset impairment, restructuring and other charges	$6,245	$1,812	$5,850	$13,907

In addition to the amounts in the table above, $0.4 million and $1.3 million of other charges related to the restructuring initiatives were recorded in cost of sales during the three and six months ended December 23, 2012, respectively.  These charges, which were for accelerated depreciation and inventory write-downs, are not classifiable as restructuring costs, and were therefore recorded in cost of sales.

INTERNATIONAL RECTIFIER CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

11. Asset Impairment, Restructuring and Other Charges (Continued)

The following table summarizes changes in the Company's restructuring related accruals related to its fiscal year 2013 initiatives for the six months ended December 23, 2012, which are included in accrued salaries, wages, and benefits on the balance sheet (in thousands):

Fiscal Year 2013 Initiatives	El Segundo Fabrication Facility Closure Initiative	Newport Fabrication Facility Resizing Initiative	Other Cost Reduction Activities Initiative	Total
Accrued severance and workforce reduction costs at June 24, 2012	$—	$—	$—	$—
Accrued during the period and charged to asset impairment, restructuring and other charges	5,857	597	4,788	11,242
Costs paid during the period	(2,389)	(597)	(3,777)	(6,763)
Accrued severance and workforce reduction costs December 23, 2012	$3,468	$—	$1,011	$4,479

Fiscal Year 2013 Initiatives

Fiscal Year 2013 El Segundo Fabrication Facility Closure Initiative

During the first quarter of fiscal year 2013, the Company adopted a restructuring plan to close its El Segundo wafer fabrication facility by the third quarter of fiscal year 2013.  In connection with the plan, the Company estimates it will incur total pre-tax costs of $7.2 million.  These costs consist of $5.9 million of severance and workforce reduction costs, $1.1 million of relocation and re-qualification costs, and $0.2 million of asset impairment costs. The restructuring charges recorded during the three and six months ended December 23, 2012 included $0.2 million and $5.9 million of severance and workforce reduction costs, respectively, $0.2 million and $0.2 million of asset impairment costs, respectively, and $0.2 million and $0.2 million of relocation and re-qualification costs, respectively.  In addition, during the three and six months ended December 23, 2012, the Company recorded $0.4 million and $1.3 million of other charges related to the restructuring initiative in cost of sales.  These other charges, which were for accelerated depreciation and inventory write-downs, are not classifiable as restructuring costs, and affected the ESP reporting segment.
During the three and six months ended December 23, 2012, cash payments for this initiative were $1.6 million and $2.4 million, respectively, and are estimated to be approximately $4.3 million and $0.3 million for the remainder of fiscal year 2013 and thereafter, respectively.  In addition, the Company estimates it will make cash expenditures of $3.4 million for the decommissioning of this fabrication facility.  These costs were previously considered as part of the asset impairment of the El Segundo Fabrication Facility recorded in the fourth quarter of fiscal year 2012.
Fiscal Year 2013 Newport, Wales Fabrication Facility Resizing Initiative
During the first quarter of fiscal year 2013, the Company adopted a restructuring plan to resize its wafer fabrication facility in Newport, Wales in several phases by the middle of calendar year 2015.  In connection with the plan, the Company estimates it will incur total pre-tax costs of approximately $13.3 million.  These costs consist of approximately $0.7 million of asset impairment costs, $2.5 million of severance and workforce reduction costs, $4.4 million of decommissioning costs, and $5.7 million of relocation and re-qualification costs. The restructuring charges recorded during the three and six months ended December 23, 2012 included $0.7 million and $0.7 million of asset impairment costs, respectively, $0.6 million and $0.6 million of severance and workforce reduction costs, respectively, $0.5 million and $0.5 million of relocation and re-qualification costs, respectively, and $0.1 million and $0.1 million of decommissioning costs, respectively.

During the three and six months ended December 23, 2012, cash payments for this initiative were $1.1 million and $1.1 million, respectively, and are estimated to be approximately $2.3 million and $9.2 million for the remainder of fiscal year 2013 and thereafter, respectively.

INTERNATIONAL RECTIFIER CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

11. Asset Impairment, Restructuring and Other Charges (Continued)

Fiscal Year 2013 Other Cost Reduction Activities Initiative

During the first six months of fiscal year 2013, the Company undertook certain actions to reduce (i) capacity at manufacturing facilities in Mexico, California, and Arizona, as well as (ii) administrative and research and development costs around the world.  As part of the plan, the Company estimates that it will incur approximately $5.2 million of severance and workforce reduction costs by the end of fiscal year 2013.  In connection with that effort, during the three and six months ended December 23, 2012, the Company incurred approximately $1.5 million and $4.8 million of severance and workforce reduction costs, respectively.  The severance and workforce reduction costs recorded during the three months ended December 23, 2012 included $0.6 million for research and development functions, $0.5 million for manufacturing functions, and $0.4 for general and administrative functions.  During the six months ended December 23, 2012, severance and workforce reduction costs included $2.6 million related to manufacturing functions, and $1.1 million for general and administrative functions, and $1.1 million for research and development functions.

The Company continues to review its manufacturing footprint and identify additional cost reduction opportunities, and the nature, timing and extent of the Company's restructuring activities are not yet complete.  As part of those ongoing efforts, during the three and six months ended December 23, 2012, the Company incurred $1.1 million of asset impairment costs for the planned disposition of certain manufacturing equipment related to its manufacturing facility in Mexico, and may incur additional amounts in the future.

During the three and six months ended December 23, 2012, cash payments for this initiative were $1.9 million and $3.8 million, respectively, and are estimated to be approximately $1.5 million for the remainder of fiscal year 2013.

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

The Company's "Customer Segments" includes PMD, ESP, AP, EP and HiRel reporting segments.

For the three and six months ended December 23, 2012 and December 25, 2011, revenues and gross margin by reportable segments were as follows (in thousands, except percentages):

	Three Months Ended
	December 23, 2012			December 25, 2011
Business Segment	Revenues	Percentage of Total	Gross Margin	Revenues	Percentage of Total	Gross Margin
Power Management Devices	$83,273	37.2%	14.5%	$72,490	31.5%	29.3%
Energy Saving Products	36,174	16.2	14.8	58,938	25.6	36.6
Automotive Products	28,414	12.7	11.1	24,647	10.7	17.9
Enterprise Power	28,649	12.8	25.0	30,530	13.3	36.1
HiRel	47,061	21.0	44.7	44,410	19.3	54.2
Customer Segments total	223,571	99.9	21.8	231,015	100.4	35.6
Intellectual Property	251	0.1	100.0	(937)	(0.4)	(100.0)
Consolidated total	$223,822	100.0%	21.9%	$230,078	100.0%	35.4%

	Six Months Ended
	December 23, 2012			December 25, 2011
Business Segment	Revenues	Percentage of Total	Gross Margin	Revenues	Percentage of Total	Gross Margin
Power Management Devices	$174,100	36.6%	17.6%	$183,696	34.5%	29.4%
Energy Saving Products	80,629	16.9	14.4	134,995	25.3	39.3
Automotive Products	57,252	12.0	10.8	53,547	10.0	25.2
Enterprise Power	66,458	14.0	32.4	66,496	12.5	38.4
HiRel	95,477	20.0	50.2	93,253	17.5	52.9
Customer Segments total	473,916	99.5	24.9	531,987	99.8	36.7
Intellectual Property	2,398	0.5	72.5	832	0.2	100.0
Consolidated total	$476,314	100.0%	25.1%	$532,819	100.0%	36.8%

INTERNATIONAL RECTIFIER CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

13. Income Taxes

The Company recorded a tax benefit of $2.4 million or 6.9 percent against a loss of $35.1 million for the three months ended December 23, 2012.  The benefit was mainly due to a reduction in foreign uncertain tax positions arising from lapses in statutes of limitation totaling $4.3 million.  This benefit was partially offset by an expense related to foreign withholding taxes, foreign income taxes and the Company's inability to benefit its losses.

The Company recorded a tax expense of $4.5 million or 8 percent against a loss of $57 million for the six months ended December 23, 2012.  This was mainly due to a decrease in the United Kingdom ("U.K.") statutory tax rates, which reduced the value of the Company's net deferred tax assets in the U.K. by $3.2 million, expenses related to foreign income taxes and foreign withholding taxes, and no tax benefit from the ordinary loss in the U.S. due to the Company's valuation allowance position, all of which was partially offset by the second fiscal quarter benefit noted above of the $4.3 million reduction in uncertain tax positions and by the benefitting of a loss in a foreign jurisdiction.

The Company's effective tax rate was a tax expense of 21.2 percent against a loss of $5.2 million for the three months ended December 25, 2011 and a tax expense of 32 percent against income of $23 million for the six months ended December 25, 2011, respectively.  For the three months and six months ended December 25, 2011, the Company's effective tax rate differed from the U.S. federal statutory tax rate of 35 percent mainly as a result of no tax benefit arising from the ordinary loss in the U.S. due to its full valuation allowance, an increase in uncertain tax positions which originated in prior fiscal years, unfavorable book to tax differences in certain foreign jurisdictions, and statutory rate changes in the U.K. and Japan.  The Company's provision was partially offset by an overall lower tax rate in certain foreign jurisdictions.

The Company evaluates its net deferred income tax assets quarterly to determine if valuation allowances are required. Based on the consideration of all available evidence using a "more-likely-than-not" standard, the Company determined that the valuation allowance established against its federal and California deferred tax assets in the U.S. should remain in place through fiscal year 2013.  These valuation allowances relate to beginning of fiscal year 2013 balances of reserves that were established during fiscal year 2009.

The Company operates in multiple foreign jurisdictions with lower statutory tax rates, and its operations in Singapore generally have the most significant impact on the Company's effective tax rate. During fiscal year 2011, the Company was granted certain incentives by the Singapore Economic Development Board.  As a result, the Company operates under a tax holiday in Singapore, effective from December 27, 2010 through December 26, 2020.  The tax holiday is conditioned upon the Company meeting certain employment and investment thresholds which have been met to date.  The Company has not realized a benefit for this reporting period.

During the three months ended December 23, 2012, the reserve for uncertain tax positions decreased by $6.3 million to $43.4 million.  This decrease resulted primarily from an expiration of statute of limitations of $4.4 million and $1.0 million from changes in currency exchange rates related to prior year uncertain tax positions in certain foreign jurisdictions.  For fiscal year 2013, the benefits associated with uncertain tax positions would result in a benefit to income taxes on the consolidated statement of operations of $14.9 million, and if recognized, would reduce the Company's future effective tax rate.  The reserve is expected to decrease by $10.2 million during the next 12 months primarily due to a lapse in the statute of limitations in certain foreign jurisdictions.

As of September 23, 2012, the Company had accrued $4.6 million of interest and penalties related to uncertain tax positions.  For the three months ended December 23, 2012, penalties and interest included in the reserves decreased by $0.3 million.

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
The following table provides a reconciliation of the numerator and denominator of the basic and diluted per-share computations for the three and six months ended December 23, 2012 and December 25, 2011 (in thousands, except per share amounts):
	Three Months Ended		Six Months Ended
	December 23, 2012	December 25, 2011	December 23, 2012	December 25, 2011
Net income (loss)	$(32,722)	$(6,337)	$(61,497)	$15,626
Less: Income allocated to participating securities	—	—	—	181
Income (loss) available to common stockholders	$(32,722)	$(6,337)	$(61,497)	$15,445

Net income (loss) per common share - basic

Weighted average common shares outstanding	69,144	69,046	69,213	69,408
Net income (loss) per common share-basic	$(0.47)	$(0.09)	$(0.89)	$0.22

Net income (loss) per common share - diluted

Basic weighted average common shares outstanding	69,144	69,046	69,213	69,408
Effect of dilutive securities – stock options and RSUs	—	—	—	475
Weighted-average common shares and potentially dilutive securities outstanding-dilutive	69,144	69,046	69,213	69,883
Net income (loss) per common share-dilutive	$(0.47)	$(0.09)	$(0.89)	$0.22

For the three and six months ended December 23, 2012, 2.4 million shares and 2.4 million shares of common stock equivalents, respectively, were antidilutive and were not included in the computation of diluted earnings per share for these periods.  Additionally, for the three and six months ended December 25, 2011, 0.9 million shares and 0.9 million shares of common stock equivalents, respectively, were antidilutive and were not included in the computation of diluted earnings per share for these periods.  In addition, for the three and six months ended December 23, 2012, 0.8 million shares and 0.8 million shares, respectively, of contingently issuable restricted stock units for which all necessary conditions had not been met were not included in the computation of diluted earnings per share.

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

During negotiations for the Company's April 2007 divestiture of the Company's Power Control Systems business to Vishay Intertechnology, Inc., certain chemical compounds were discovered in the groundwater underneath one of the Company's former manufacturing plants in Italy, and the Company advised appropriate governmental authorities at about the time of such divestiture.  In August 2010, the Company received a letter from the relevant local authority requiring a confirmation of intention to proceed with preparation of a plan of characterization in relation to the site in question.  The Company has restated to local authorities its prior position from the period following such divestiture that it had not committed to take further action with respect to the site. In October 2012, local authorities contacted the current site owner suggesting that additional groundwater testing should take place and testing was initiated prior to the close of calendar year 2012.  The Company has not been assessed any penalties with respect to the site, and it is too early to assess whether any such penalties will be assessed or other regulatory actions may be taken in the future.

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

Discovery is ongoing, and the Company intends to vigorously pursue all rights and defenses available to it in these matters.

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

17. Commitments and Contingencies
In connection with the divestiture of the Company's Power Control Systems business in fiscal year 2007, the Company recorded a provision of $18.6 million for certain tax obligations with respect to divested entities. The balance of the divested entities tax obligations have decreased over time due to settlement of tax audits, lapsing of applicable statutes of limitations, and the decrease in foreign currency translation on the underlying obligation.  As of December 23, 2012, the balance of the divested entities tax obligations was $2.0 million.

18. Stock Repurchase Program

The Company's stock repurchase program authorizes it to repurchase up to $150.0 million. Stock repurchases under this program may be made in the open market or through privately negotiated transactions. The timing and actual number of shares repurchased depend on market conditions and other factors. The stock repurchase program may be suspended at any time without prior notice. The Company has used and plans to continue to use existing cash to fund the repurchases. All of the shares repurchased by the Company through the program were purchased in open market transactions. For the six months ended December 23, 2012, the Company repurchased approximately 0.3 million shares for approximately $5.2 million, and to date the Company has purchased approximately 6.2 million shares for approximately $113.2 million under the program. As of December 23, 2012, the Company had not cancelled the repurchased shares of common stock, and as such, they are reflected as treasury stock in the December 23, 2012 and June 24, 2012 consolidated condensed balance sheets.

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
Introduction
The following discussion and analysis provides information we believe is relevant to an assessment and understanding of our consolidated results of operations and financial condition.  This discussion should be read in conjunction with our condensed consolidated financial statements and accompanying notes for the three and six months ended December 23, 2012.  The discussion includes:

•	Overview
•	Results of Operations
•	Liquidity and Capital Resources
•	Critical Accounting Policies

Overview

Our revenues were $223.8 million and $230.1 million for the three months ended December 23, 2012 and December 25, 2011, respectively, and $476.3 million and $532.8 million for the six months ended December 23, 2012 and December 25, 2011, respectively.  We continued to experience a sharp decline in revenues for our products during fiscal year 2013, and we have not seen a recovery for the three months ended December 23, 2012, with a sequential decrease in revenue of 11.4 percent compared to the three months ended September 23, 2012.  We currently expect revenues for the third quarter of fiscal year 2013 to be between $220 million and $235 million.

Our gross margin percentage declined on a year-over-year basis by 13.5 percentage points to 21.9 percent for the three months ended December 23, 2012 compared to the three months ended December 25, 2011 and by 11.7 percentage points to 25.1 percent for the six months ended December 23, 2012 compared to the six months ended December 25, 2011.  The decrease in gross margin percentage for both the three months and six months ended December 23, 2012 was mainly a result of a decrease in factory utilization and an unfavorable product mix due to a decline in industrial component sales which generally have higher gross margins than our consumer and computing component product sales.  We currently expect our gross margin percentage for the third quarter of fiscal year 2013 to be between 22 percent and 23 percent.

During the six months ended December 23, 2012, we continued to implement a number of actions to respond to a decrease in customer demand, including initiatives to adjust our internal manufacturing footprint and reduce costs.  We also continued our existing efforts to increase our manufacturing flexibility by qualifying new technologies and higher value-added products and programs with our contract wafer fabrication and assembly and test suppliers.  We will continue to monitor the demand environment and we may seek to further adjust our operational footprint and take other actions to reflect changes in demand.

In August 2012, we adopted a restructuring plan to modify our manufacturing strategy and lower our operating expenses in order to align our cost structure with current business conditions.  As part of the plan, we intend to close our El Segundo wafer fabrication facility, resize our Newport, Wales wafer fabrication facility and take other cost reduction actions.  We plan to complete the closure of our El Segundo wafer fabrication facility by the end of March 2013 with estimated annual cost savings of approximately $10 million following completion.  The resizing of our Newport, Wales fabrication facility is expected to continue in several phases through the middle of calendar year 2015 with estimated annual cost savings of approximately $16 million following completion.

Also as part of our restructuring plan, during the six months ended December 23, 2012, we reduced our cost of goods sold, selling, general and administrative ("SG&A") costs and research and development ("R&D") costs mainly through headcount reductions, and there are additional reductions planned for the third quarter.  In the fourth quarter of fiscal year 2013, when compared to our run rate exiting the three months ended June 24, 2012, we expect annualized cost savings of approximately $40 million attributed to the combination of headcount reductions from the restructuring and other reductions in spending in our SG&A and R&D expenses.  In conjunction with our ongoing operational restructuring plans, we incurred approximately $11.2 million of severance and workforce reduction costs, $1.9 million of asset impairment costs, $0.7 million of equipment relocation and re-qualification costs, and $0.1 million of decommissioning costs during the six months ended December 23, 2012.  Additionally, we anticipate that we will incur restructuring charges during the remainder of fiscal year 2013 of approximately $3.3 million (See Part I, Item 1, Notes to Consolidated Financial Statements-Note 11, "Asset Impairment, Restructuring and Other Charges").

During the three and six months ended December 23, 2012, our SG&A expenses decreased $5.5 million and $7.2 million compared to the three and six months ended December 25, 2011, respectively.  As a percentage of revenues, SG&A expense was 20.1 and 19.4 percent of revenue for the three and six months ended December 23, 2012, respectively, down 1.9 and up 0.7 percentage points compared to the three and six months ended December 25, 2011, respectively.  The year-over-year decrease in SG&A expenses was primarily due to a decrease in headcount related expenses, including incentive bonus, and professional services offset by increased depreciation related to our Enterprise Resource Planning ("ERP") system, higher legal costs, and increased stock compensation expense.  We expect our SG&A expenses to remain flat at approximately $45 million in the third quarter of fiscal year 2013.

During the three and six months ended December 23, 2012, R&D expenses decreased $0.1 million and increased $0.3 million compared to the three and six months ended December 25, 2011, respectively.  As a percentage of revenues, R&D expense was 14.4 and 13.8 percent of revenue for the three and six months ended December 23, 2012, respectively, up 0.4 and 1.5 percentage points compared to the three and six months ended December 25, 2011, respectively. While the year-over-year amounts are relatively flat, spending was driven down by decreased headcount related expenses, including incentive bonus, and lower material costs, but these spending reductions were offset by an asset impairment expense in the current quarter and the exhaustion of certain reimbursable grant funding at the end of fiscal year 2012.  We expect our R&D expenses to be about $31 million in the third quarter of fiscal year 2013.

Our cash flows from operating activities provided $48.5 million of cash during the first six months of fiscal year 2013 compared to a use of cash of $2.8 million for prior year comparable period.  Our cash, cash equivalents and investments as of December 23, 2012 totaled $381.8 million (excluding restricted cash of $1.6 million), compared to $384.3 million (excluding restricted cash of $1.5 million) as of June 24, 2012.  The slight decrease in our cash and investments was primarily due to our operating loss during the six months ended December 23, 2012, offset by a decrease in trade accounts receivable and inventories.

Segment Reporting
For the description of our reportable segments, see Note 12, "Segment Information," to our Consolidated Financial Statements set forth in Part I, Item 1.
Four of our five Customer Segments (as identified below), namely, PMD, ESP, AP and EP, generally share the same manufacturing base and sales, marketing, and distribution channels.  While each segment focuses on different target markets and applications, there are common performance elements arising from that shared manufacturing base and sales, marketing, and distribution channels.  As a result, while we manage performance of these segments individually, we also analyze performance of these segments together, separately from our other customer segment, HiRel.  For ease of reference, we refer to these four segments collectively as our "Commercial Segments."  What we refer to as our "Customer Segments" include our PMD, ESP, AP, EP and HiRel reporting segments.

Fiscal Calendar
When operating under a 52/53 week fiscal calendar, it becomes necessary to have a longer fiscal period approximately every 5-6 years.  In fiscal year 2013, our year will be 53 weeks long and end on Sunday June 30, 2013.  In order to accomplish this, our fourth fiscal quarter will be 14 weeks long, instead of 13 weeks.  As a result, we expect that revenues and most costs (but not all) will be increased in that quarter to approximately 108 percent of what they otherwise would have been for the typical 13-week quarter.

Results of Operations

Selected Operating Results

The following table sets forth certain operating results for the three and six months ended December 23, 2012 and December 25, 2011 as a percentage of revenues (in millions, except percentages):
	Three Months Ended				Six Months Ended
	December 23, 2012		December 25, 2011		December 23, 2012		December 25, 2011
Revenues	$223.8	100.0%	$230.1	100.0%	$476.3	100.0%	$532.8	100.0%
Cost of sales	174.7	78.1	148.7	64.6	356.7	74.9	336.6	63.2
Gross profit	49.1	21.9	81.4	35.4	119.6	25.1	196.3	36.8
Selling, general and administrative expense	45.1	20.1	50.6	22.0	92.4	19.4	99.5	18.7
Research and development expense	32.1	14.4	32.2	14.0	65.6	13.8	65.3	12.3
Amortization of acquisition‑related intangible assets	1.7	0.8	1.9	0.8	3.4	0.7	4.6	0.9
Asset impairment, restructuring and other charges	4.9	2.2	―	―	13.9	2.9	―	―
Operating income (loss)	(34.7)	(15.5)	(3.3)	(1.4)	(55.6)	(11.7)	26.9	5.0
Other expense, net	0.4	0.2	2.0	0.9	1.4	0.3	4.2	0.8
Interest income, net	―	―	―	―	―	―	(0.2)	―
Income (loss) before income taxes	(35.1)	(15.7)	(5.2)	(2.3)	(57.0)	(12.0)	23.0	4.3
Provision for (benefit from) income taxes	(2.4)	(1.1)	1.1	0.5	4.5	0.9	7.4	1.4
Net income (loss)	$(32.7)	(14.6)%	$(6.3)	(2.8)%	$(61.5)	(12.9)%	$15.6	2.9%

Amounts and percentages in the above table may not total due to rounding.

Revenues and Gross Margin – Three Months Ended

The following table summarizes revenues and gross margin by reportable segment for the three months ended December 23, 2012 compared to the three months ended December 25, 2011.  The amounts in the following table are in thousands:

	Three Months Ended
	December 23, 2012			December 25, 2011			Change
	Revenues	Gross Margin	Gross Margin %	Revenues	Gross Margin	Gross Margin %	Revenues	Gross Margin
Power Management Devices (PMD)	$83,273	$12,084	14.5%	$72,490	$21,268	29.3%	14.9%	(14.8)ppt
Energy Saving Products (ESP)	36,174	5,369	14.8	58,938	21,583	36.6	(38.6)	(21.8)
Automotive Products (AP)	28,414	3,164	11.1	24,647	4,400	17.9	15.3	(6.8)
Enterprise Power (EP)	28,649	7,164	25.0	30,530	11,034	36.1	(6.2)	(11.1)
Commercial Segments total	176,510	27,781	15.7	186,605	58,285	31.2	(5.4)	(15.5)
HiRel	47,061	21,057	44.7	44,410	24,071	54.2	6.0	(9.5)
Customer Segments total	223,571	48,838	21.8	231,015	82,356	35.6	(3.2)	(13.8)
Intellectual Property (IP)	251	251	100.0	(937)	(937)	100.0	(126.8)	―
Consolidated total	$223,822	$49,089	21.9%	$230,078	$81,419	35.4%	(2.7)%	(13.5)ppt

Revenues

Revenues from all our segments, taken as a whole, decreased by $6.3 million, or 2.7 percent, while revenues from our Customer Segments (which excludes the IP segment) decreased by $7.4 million, or 3.2 percent, for the three months ended December 23, 2012 as compared to three months ended December 25, 2011.  Revenues for our Commercial Segments taken as a whole decreased 5.4 percent from the three months ended December 25, 2011.  Revenues for our HiRel segment increased 6.0 percent from the three months ended December 25, 2011.
Within our Commercial Segments, revenue from our AP segment increased 15.3 percent for the three months ended December 23, 2012 as compared to the three months ended December 25, 2011.  Revenues for our AP segment increased due to increased demand for new IGBT and MOSFET products.  Revenues for our PMD segment increased 14.9 percent compared to the three months ended December 25, 2011 due to increased demand for our universal power supply and consumer products components.  Revenues for our EP segment decreased 6.2 percent due to a decrease in demand for high performance computing and prior generation server components.  Revenues for our ESP segment decreased 38.6 percent due to decreased demand in our industrial and consumer appliance related products resulting from a significant market slowdown in Asia and inventory adjustments at our customers and distribution.

For the three months ended December 23, 2012, our HiRel segment revenues increased 6.0 percent compared to the three months ended December 25, 2011.  HiRel experienced a slight increase in sales to space and medical customers while other market areas maintained demand similar to that of the prior year comparable period.

For the three months ended December 23, 2012, our IP segment revenues increased $1.2 million, to $0.3 million compared to the three months ended December 25, 2011. The increase in revenue arose from negative revenue during the three months ended December 25, 2011 due to the over reporting and partial overpayment of royalties to us by our largest licensee.  Excluding this impact, IP revenues decreased $0.2 million.  We expect our IP segment revenues will continue to be approximately $0.3 million per quarter in each of the next several quarters.  However, we do intend to continue to seek opportunistic sale and/or licensing opportunities consistent with our business strategy.

Gross Margin

Our gross margin percentage decreased by 13.5 percentage points to 21.9 percent for the three months ended December 23, 2012 compared to the three months ended December 25, 2011.  This decrease in our gross margin percentage was the result of a decrease of 15.5 percentage points in gross margin for our Commercial Segments taken as a whole, and a decrease of 9.5 percentage points in gross margin for our HiRel segment.  The decrease in gross margin for all of our Commercial Segments was primarily due to unfavorable change in product mix, increased costs associated with lower factory utilization, and increased inventory reserves.  Our EP segment's unfavorable product mix was primarily due to an increase in computing components business, which has lower gross margins than our server business.  Our PMD segment's unfavorable change in product mix was primarily due to reduced sales of our industrial products, which have higher gross margins than our consumer components business, as well as price erosion.  Our AP segment's unfavorable product mix was primarily due to a decrease in our IC product demand, which are higher margin products than our MOSFET products.  Our ESP segment's unfavorable product mix was primarily due to a decrease in HVIC product demand, which are generally higher margin products than our IGBT products.

For the three months ended December 23, 2012, our HiRel segment gross margin percentage decreased by 9.5 percentage points compared to the three months ended December 25, 2011 due to increased costs associated with scrap and inventory reserves.

Revenues and Gross Margin – Six Months Ended

The following table summarizes revenues and gross margin by reportable segment for the six months ended December 23, 2012 compared to the six months ended December 25, 2011.  The amounts in the following table are in thousands:

	Six Months Ended
	December 23, 2012			December 25, 2011			Change
	Revenues	Gross Margin	Gross Margin %	Revenues	Gross Margin	Gross Margin %	Revenues	Gross Margin
Power Management Devices (PMD)	$174,100	$30,628	17.6%	$183,696	$53,958	29.4%	(5.2)%	(11.8) ppt
Energy Saving Products (ESP)	80,629	11,625	14.4	134,995	53,100	39.3	(40.3)	(24.9)
Automotive Products (AP)	57,252	6,164	10.8	53,547	13,493	25.2	6.9	(14.4)
Enterprise Power (EP)	66,458	21,526	32.4	66,496	25,518	38.4	(0.1)	(6.0)
Commercial Segments total	378,439	69,943	18.5	438,734	146,069	33.3	(13.7)	(14.8)
HiRel	95,477	47,949	50.2	93,253	49,355	52.9	2.4	(2.7)
Customer Segments total	473,916	117,892	24.9	531,987	195,424	36.7	(10.9)	(11.8)
Intellectual Property (IP)	2,398	1,738	72.5	832	832	100.0	188.2	(27.5)
Consolidated total	$476,314	$119,630	25.1%	$532,819	$196,256	36.8%	(10.6)%	(11.7)ppt

Revenues

Revenues from all our segments, taken as a whole, decreased by $56.5 million, or 10.6 percent, while revenues from our Customer Segments (which excludes the IP segment) decreased by $58.1 million, or 10.9 percent, for the six months ended December 23, 2012 as compared to six months ended December 25, 2011.  Revenues for our Commercial Segments taken as a whole decreased 13.7 percent compared to the six months ended December 25, 2011 which was near the peak of semiconductor cycle.  Revenues for our HiRel segment increased 2.4 percent compared to the six months ended December 25, 2011.
Within our Commercial Segments, AP revenue increased 6.9 percent for the six months ended December 23, 2012 compared to the six months ended December 25, 2011.  Revenues for our AP segment increased due to increased demand for new IGBT and MOSFET products.  Revenues for our ESP segment decreased 40.3 percent due to decreased demand in our industrial and consumer appliance related products resulting from a significant market slowdown in Asia and inventory adjustments at our customers and distribution.  Revenues for our PMD segment decreased 5.2 percent due to a decrease in demand for our universal power supply, consumer products, and industrial products components.  Revenues for our EP segment remained relatively flat with a slight decrease of 0.1 percent compared to the six months ended December 25, 2011.

For the six months ended December 23, 2012, our HiRel segment revenues increased 2.4 percent compared to the six months ended December 25, 2011.  HiRel experienced a slight increase in sales to space and medical customers with other markets maintaining demand similar to that of the prior year comparable period.

For the six months ended December 23, 2012, our IP segment revenues increased $1.6 million or 188.2 percent, to $2.4 million. The increase in revenue arose from a one-time $1.7 million sale of patents.  We expect our IP segment revenues will return to approximately $0.3 million per quarter in each of the next several quarters.  However, we do intend to continue to seek opportunistic sale and/or licensing opportunities consistent with our business strategy.

Gross Margin

Our gross margin percentage decreased by 11.7 percentage points to 25.1 percent for the six months ended December 23, 2012 compared to 36.8 percent for the six months ended December 25, 2011.  This decrease in our gross margin percentage was the result of a decrease of 14.8 percentage points in gross margin for our Commercial Segments taken as a whole, and a decrease of 2.7 percentage points in gross margin for our HiRel segment.  The decrease in gross margin for all of our Commercial Segments was primarily due to increased costs associated with lower factory utilization, unfavorable change in product mix and increased inventory reserves.  Our ESP segment's unfavorable product mix was due to a decrease in HVIC product demand, which generally are higher margin products than our IGBT products.  Our AP segment's unfavorable product mix was due to a decrease in our IC product demand, which are higher margin products than our MOSFET products.  Our PMD segment's unfavorable change in product mix was due to reduced sales of our industrial products, which have higher gross margins than our consumer components business, as well as price erosion.  Our EP segment's unfavorable product mix was due to an increase in computing components business, which has lower gross margins than our server business.

HiRel segment's gross margin percentage declined by 2.7 percentage points for the six months ended December 23, 2012 compared to the six months ended December 25, 2011 due to increased costs associated with scrap and inventory reserves.

IP segment's gross margin percentage declined by 27.5 percentage points for the six months ended December 23, 2012 compared to the six months ended December 25, 2011 due to costs associated with the sale of patents.

Selling, General and Administrative Expense

(Dollars in thousands)	Selling, General and Administrative Expense
	December 23, 2012	% of Revenues	December 25, 2011	% of Revenues	Change
Three months ended	$45,083	20.1%	$50,558	22.0%	(1.9)ppt
Six months ended	$92,378	19.4%	$99,549	18.7%	0.7ppt

SG&A expense decreased $5.5 million and $7.2 million for the three and six months ended December 23, 2012, respectively, compared to the prior year comparable period.  The decrease in SG&A expense was primarily due to a decrease in headcount related expenses, including incentive bonus, and professional services offset by higher legal cost, and increased stock compensation expense.  Additionally, depreciation increased by $2 million for the six months ended December 23, 2012 due to the implementation of our Enterprise Resource Planning ("ERP") system at the beginning of the second quarter of fiscal year 2012. We expect our SG&A expenses to remain flat at approximately $45 million in the third quarter of fiscal year 2013.

Research and Development Expense

(Dollars in thousands)	Research and Development Expense
	December 23, 2012	% of Revenues	December 25, 2011	% of Revenues	Change
Three months ended	$32,125	14.4%	$32,227	14.0%	0.4ppt
Six months ended	$65,574	13.8%	$65,255	12.3%	1.5ppt

R&D expense decreased $0.1 million and increased $0.3 million for the three and six months ended December 23, 2012, respectively, compared to the prior year comparable period.  While the year-over-year amounts are relatively flat, spending was driven down by decreased headcount related expenses, including incentive bonus, and lower material costs, but these spending reductions were offset by an asset impairment expense in the current quarter and the exhaustion of certain reimbursable grant funding at the end of fiscal year 2012.  We expect our R&D expenses to be about $31 million in the third quarter of fiscal year 2013.

Amortization of Acquisition-Related Intangible Assets

(Dollars in thousands)	Amortization of Acquisition-Related Intangible Assets
	December 23, 2012	% of Revenues	December 25, 2011	% of Revenues	Change
Three months ended	$1,680	0.8%	$1,939	0.8%	―
Six months ended	$3,360	0.7%	$4,554	0.9%	(0.2)ppt

Amortization of acquisition-related intangible assets decreased $0.3 million and $1.2 million for the three and six months ended December 23, 2012, respectively, compared to the prior year period, primarily a result of the full amortization of various intangible assets during the second half of fiscal year 2012.

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

The following tables summarize the total asset impairment, restructuring and other charges by initiative for the three and six months ended December 23, 2012 (in thousands):

Fiscal Year 2013 Initiatives	Three Months Ended
	December 23, 2012
	El Segundo Fabrication Facility Closure Initiative	Newport Fabrication Facility Resizing Initiative	Other Cost Reduction Activities Initiative	Total
Reported in asset impairment, restructuring and other charges:
Asset impairment	$178	$666	$1,062	$1,906
Severance and workforce reduction costs	170	597	1,509	2,276
Decommissioning costs	—	55	—	55
Relocation and re-qualification costs	210	494	—	704
Total asset impairment, restructuring and other charges	$558	$1,812	$2,571	$4,941

Fiscal Year 2013 Initiatives	Six Months Ended
	December 23, 2012
	El Segundo Fabrication Facility Closure Initiative	Newport Fabrication Facility Resizing Initiative	Other Cost Reduction Activities Initiative	Total
Reported in asset impairment, restructuring and other charges:
Asset impairment	$178	$666	$1,062	$1,906
Severance and workforce reduction costs	5,857	597	4,788	11,242
Decommissioning costs	—	55	—	55
Relocation and re-qualification costs	210	494	—	704
Total asset impairment, restructuring and other charges	$6,245	$1,812	$5,850	$13,907

In addition to the amounts in the table above, $0.4 million and $1.3 million of other charges related to the restructuring initiatives were recorded in cost of sales during the three and six months ended December 23, 2012, respectively.  These charges, which were for accelerated depreciation and inventory write-downs, are not classifiable as restructuring costs, and were therefore recorded in cost of sales.

The following table summarizes changes in the Company's restructuring related accruals related to its fiscal year 2013 initiatives for the six months ended December 23, 2012, which are included in accrued salaries, wages, and benefits on the balance sheet (in thousands):

Fiscal Year 2013 Initiatives	El Segundo Fabrication Facility Closure Initiative	Newport Fabrication Facility Resizing Initiative	Other Cost Reduction Activities Initiative	Total
Accrued severance and workforce reduction costs at June 24, 2012	$—	$—	$—	$—
Accrued during the period and charged to asset impairment, restructuring and other charges	5,857	597	4,788	11,242
Costs paid during the period	(2,389)	(597)	(3,777)	(6,763)
Accrued severance and workforce reduction costs December 23, 2012	$3,468	$—	$1,011	$4,479

Fiscal Year 2013 Initiatives

Fiscal Year 2013 El Segundo Fabrication Facility Closure Initiative

During the first quarter of fiscal year 2013, we adopted a restructuring plan to close our El Segundo wafer fabrication facility by the third quarter of fiscal year 2013.  In connection with the plan, we estimate to incur total pre-tax costs of $7.2 million.  These consist of $5.9 million of severance and workforce reduction costs, $1.1 million of relocation and re-qualification costs, and $0.2 million of asset impairment costs. The restructuring charges recorded during the three and six months ended December 23, 2012 included $0.2 million and $5.9 million of severance and workforce reduction costs, respectively, $0.2 million and $0.2 million of asset impairment costs, respectively, and $0.2 and $0.2 million of relocation and re-qualification costs, respectively.  In addition, during the three and six months ended December 23, 2012, we recorded $0.4 million and $1.3 million of other charges related to the restructuring initiative in cost of sales.  These other charges, which were for accelerated depreciation and inventory write-downs are not classifiable as restructuring costs, and affected the ESP reporting segment.

During the three and six months ended of December 23, 2012, cash payments for this initiative were $1.6 million and $2.4 million, respectively, and are estimated to be approximately $4.3 million and $0.3 million for the remainder of fiscal year 2013 and thereafter, respectively.  After the completion of this initiative, we estimate annual cost savings of approximately $10 million. These cost savings are the result of reduced manufacturing overhead costs, which will impact cost of sales.  We do not anticipate these overhead cost savings to be offset by additional costs incurred in other locations.

In addition, we estimate we will make cash expenditures of $3.4 million for the decommissioning of this fabrication facility.  These costs were previously considered as part of the asset impairment of the El Segundo Fabrication Facility recorded in the fourth quarter of fiscal year 2012.

Fiscal Year 2013 Newport, Wales Fabrication Facility Resizing Initiative

During the first quarter of fiscal year 2013, we adopted a restructuring plan to resize our wafer fabrication facility in Newport, Wales in several phases by the middle of calendar year 2015.  In connection with the plan, we estimate to incur total pre-tax costs of approximately $13.3 million.  These consist of approximately $0.7 million of asset impairment costs, $2.5 million of severance and workforce reduction costs, $4.4 million of decommissioning costs, and $5.7 million of relocation and re-qualification costs. The restructuring charges recorded during the three and six months ended December 23, 2012 included $0.7 million and $0.7 million of asset impairment costs, $0.6 million and $0.6 million of severance and workforce reduction costs, $0.5 million and $0.5 million of relocation and re-qualification costs, and $0.1 million and $0.1 million of decommissioning costs.

During the three and six months ended December 23, 2012, cash payments for this initiative were $1.1 million and $1.1 million, respectively, and are estimated to be approximately $2.3 million and $9.2 million for the remainder of fiscal year 2013 and thereafter, respectively.  After the completion of this initiative, we estimate annual cost savings of approximately $16 million.  These cost savings are the result of reduced manufacturing overhead costs, which will impact cost of sales.  We do not anticipate these cost savings to be offset by additional costs incurred in other locations.

Fiscal Year 2013 Other Cost Reduction Activities Initiative

During the first six months of fiscal year 2013, we undertook certain actions to reduce (i) capacity at manufacturing facilities in Mexico, California, and Arizona, as well as (ii) administrative and research and development costs around the world.  As part of the plan, we estimate that we will incur approximately $5.2 million of severance and workforce reduction costs by the end of fiscal year 2013.  In connection with that effort, during the three and six months ended December 23, 2012, we incurred approximately $1.5 million and $4.8 million of severance and workforce reduction costs, respectively. The severance and workforce reduction costs recorded during the three months ended December 23, 2012 included $0.6 million for research and development functions, $0.5 million for manufacturing functions, and $0.4 for general and administrative functions.  During the six months ended December 23, 2012, severance and workforce reduction costs included $2.6 million related to manufacturing functions, $1.1 million for general and administrative functions, and $1.1 million for research and development functions.

We continue to review our manufacturing footprint and identify additional cost reduction opportunities, and the nature, timing and extent of our restructuring activities are not yet complete.  As part of those ongoing efforts, during the three and six months ended December 23, 2012, we incurred $1.1 million of asset impairment costs for the planned disposition of certain manufacturing equipment related to our manufacturing facility in Mexico, and may incur additional amounts in the future.

During the three and six months ended December 23, 2012, cash payments for this initiative were $1.9 million and $3.8 million, respectively, and are estimated to be approximately $1.5 million for the remainder of fiscal year 2013.  After the completion of this initiative, we estimate annual cost savings of approximately $14 million.  These cost cuts will result in reduced cost of sales, as well as lower SG&A and R&D expenses.  We do not anticipate these cost savings to be offset by additional costs incurred in other locations.

Other Expense, Net

Other expense, net includes, primarily, gains and losses related to foreign currency fluctuations and investment impairments.  Other expense, net was $0.4 million and $2.0 million for the three months ended December 23, 2012 and December 25, 2011, respectively. Other expense, net for the three months ended December 23, 2012 includes a foreign currency exchange loss of $0.5 million due to fluctuations in foreign exchange currencies during the quarter.  The prior year comparable period included a foreign exchange loss of $0.2 million due to fluctuations in foreign exchange currencies and an investment impairment charge of $1.8 million.

Other expense, net was $1.4 million and $4.2 million for the six months ended December 23, 2012 and December 25, 2011, respectively. Other expense, net for the six months ended December 23, 2012 includes a foreign currency exchange loss of $1.5 million due to fluctuations in foreign exchange currencies.  The prior year comparable period included a foreign exchange loss of $2.0 million due to fluctuations in foreign exchange currencies and an investment impairment charge of $2.3 million.

Interest Income, Net
Interest income, net, was $0.0 million and $0.0 million for the three and six months ended December 23, 2012, respectively, compared to interest income, net, of $0.0 million and $0.2 million for the prior year comparable periods, respectively.
Income Taxes
We recorded a tax benefit of $2.4 million or 6.9 percent against a loss of $35.1 million for the three months ended December 23, 2012. The benefit was mainly due to a reduction in foreign uncertain tax positions arising from lapses in the statutes of limitation totaling $4.3 million. This benefit was partially offset by expenses related to foreign withholding taxes and foreign income taxes and our inability to benefit our losses.

We recorded a tax expense of $4.5 million or 8 percent against a loss of $57 million for the six months ended December 23, 2012. This was mainly due to a decrease in the United Kingdom ("U.K.") statutory tax rates, which reduced the value of our net deferred tax assets in the U.K. by $3.2 million, expenses related to foreign income taxes and foreign withholding taxes, and no tax benefit from the ordinary loss in the U.S. due to our valuation allowance position, all of which was partially offset by the second fiscal quarter benefit noted above of the $4.3 million reduction in uncertain tax positions and by the benefitting of a loss in a foreign jurisdiction.

Our effective tax rate was a tax expense of 21.2 percent against a loss of $5.2 million for the three months ended December 25, 2011 and a tax expense of 32 percent against income of $23 million for the six months ended December 25, 2011, respectively. For the three months and six months ended December 25, 2011, our effective tax rate differed from the U.S. federal statutory tax rate of 35 percent mainly as a result of no tax benefit arising from the ordinary loss in the U.S. due to our full valuation allowance, an increase in uncertain tax positions which originated in prior fiscal years, unfavorable book to tax differences in certain foreign jurisdictions, and statutory rate changes in the U.K. and Japan. Our provision was partially offset by an overall lower tax rate in certain foreign jurisdictions.

We operate in multiple foreign jurisdictions with lower statutory tax rates, and our operations in Singapore have the most significant impact on the effective tax rate. We expect to be subject to an effective tax rate of 17 percent in Singapore for fiscal year 2013.

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

Total cash, cash equivalents, and investments at December 23, 2012 and June 24, 2012 were as follows (in thousands):

	December 23, 2012	June 24, 2012
Cash and cash equivalents	$366,656	$305,423
Investments	15,107	78,926
Total cash, cash equivalents, and investments	$381,763	$384,349

As of December 23, 2012, we had $381.8 million of cash (excluding $1.6 million of restricted cash), cash equivalents and short-term and long-term investments, consisting of available-for-sale fixed income and investment‑grade securities, a decrease of $2.5 million from June 24, 2012.  The slight decrease in our cash and investments was primarily due to our operating loss during the six months ended December 23, 2012, offset by a decrease in trade accounts receivable and inventories.  As of December 23, 2012, we had an increase of $61.2 million in cash and cash equivalents, and a decrease in investments of $63.8 million from June 24, 2012.  We reduced our investments and increased our cash and cash equivalents in the short-term in an effort to align our long-term investment strategy to preserve principal and maintain liquidity while maximizing the returns on the investment portfolio.

We believe that our existing cash and cash equivalents will be sufficient to meet operating requirements and satisfy our existing balance sheet liabilities and other cash obligations for at least the next twelve months.  Our cash and cash equivalents are available to fund working capital needs, strategic growth initiatives, business acquisitions if any, repurchase of stock for our common stock repurchase program and capital expenditures.  During the six months of fiscal year 2013, we have taken actions to meet our longer term revenue growth goals, including making capital investments in our manufacturing operations.  We plan to continue expanding our manufacturing capabilities for key technologies in anticipation of meeting our long term strategic goals.
Our outlook for the remainder of fiscal year 2013 is that our cash flow from operating activities may vary considerably depending on market conditions.  We estimate that cash capital equipment expenditures for the fiscal year 2013 will be about $90 million as we invest in new manufacturing process technologies.
Cash Flows
Our cash flows were as follows (in thousands):
	Six Months Ended
	December 23, 2012	December 25, 2011
Cash flows provided by (used in) operating activities	$48,464	$(2,795)
Cash flows provided by investing activities	15,717	1,143
Cash flows used in financing activities	(5,248)	(23,029)
Effect of exchange rate changes on cash and cash equivalents	2,300	(2,561)
Net increase (decrease) in cash and cash equivalents	$61,233	$(27,242)

Non-cash adjustments to cash flow generated by operating activities during the six months ended December 23, 2012 included $45.8 million of depreciation and amortization, $11.1 million of stock compensation expense, and $11.4 million from the provision for inventory write-downs.  Changes in operating assets and liabilities increased cash provided by operating activities by $25.6 million, primarily attributed to decreases in trade accounts receivable and inventories, partially offset by decreases in accounts payable, accrued salaries, wages and benefits, accrued income taxes payable, and other accrued expenses.  These sources of cash flows from operations were partially offset by the net loss incurred during the period.
Cash provided by investing activities during the six months ended December 23, 2012 was primarily the result of proceeds from the sale and maturities of investments of $73.6 million, partially offset by capital expenditures of $48.0 million and purchases of investments of $10.0 million.
Cash used in financing activities during the six months ended December 23, 2012 of $5.2 million was primarily the result of cash used for stock repurchases under the stock repurchase program.
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
Outstanding amounts under the Credit Facility will initially bear interest at a rate per annum equal to, at our option, either (a) LIBOR plus 1.25 percent or (b) a "Base Rate" (equal to the greatest of (i) the Agent's prime rate; (ii) the federal funds rate plus 0.50 percent; and (iii) LIBOR plus 1.00 percent) plus 0.25 percent.  From and after our fiscal quarter ending on March 24, 2013, the margin over LIBOR and the Base Rate may be adjusted periodically based on our ratio of total funded debt to consolidated EBITDA as defined under the Credit Facility, with 1.75 percent per annum being the maximum LIBOR margin and 0.75 percent per annum being the maximum Base Rate margin established by such adjustment mechanism.  We are required to pay a commitment fee on the unused commitments under the Credit Facility at an initial rate equal to 0.25 percent per annum (subject to a similar leverage-based adjustment up to a maximum of 0.35 percent per annum).
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

As of December 23, 2012, we were in compliance with the financial tests and covenants, and there were no amounts outstanding under the Credit Facility.

Working Capital

Our working capital is dependent on demand for our products and our ability to manage accounts receivable and inventories.  Other factors which may result in changes to our working capital levels are our restructuring initiatives, investment impairments and share repurchases.
The changes in working capital for the six months ended December 23, 2012 were as follows (in thousands):
	December 23, 2012	June 24, 2012	Change
Current Assets
Cash and cash equivalents	$366,656	$305,423	$61,233
Restricted cash	624	595	29
Short-term investments	10,104	63,872	(53,768)
Trade accounts receivable, net	134,029	168,499	(34,470)
Inventories	260,717	294,702	(33,985)
Current deferred tax assets	5,181	5,110	71
Prepaid expenses and other receivables	36,095	29,845	6,250
Total current assets	$813,406	$868,046	$(54,640)

Current Liabilities
Accounts payable	$70,649	$88,726	$(18,077)
Accrued income taxes	496	750	(254)
Accrued salaries, wages and commissions	40,740	40,403	337
Other accrued expenses	73,822	83,164	(9,342)
Total current liabilities	185,707	213,043	(27,336)
Net working capital	$627,699	$655,003	$(27,304)

For the changes in cash and investments, please see the discussions above under sources and uses of cash and cash flows.
The decrease in net trade accounts receivable of $34.5 million reflects the decrease in quarterly revenues of approximately 17 percent from the three months ended June 24, 2012 while our days-sales-outstanding decreased by approximately 2 days.
Inventories decreased $34.0 million including a $33.1 million decrease in finished goods and a $5.9 million decrease in work-in-process, partially offset by a $5.0 million increase in raw materials.  Despite this decrease in inventory, inventory weeks remained flat at approximately 19 weeks.
Accounts payable decreased by $18.1 million due to reduced manufacturing activity, lower capital expenditures, and the timing of payments.
Other
In connection with certain tax matters described in Note 13, "Income Taxes," in the Notes to Unaudited Condensed Consolidated Financial Statements, we are pursuing refunds for income taxes we believe to have overpaid in certain jurisdictions. In these jurisdictions, we cannot determine that the realization of the tax refunds of $3.1 million is more likely than not and as such, we have not recognized them as income tax benefits in our consolidated financial statements.

Contractual Obligations
There has been no material change to our contractual obligations as disclosed in our 2012 Annual Report except as follows:
During the second quarter of fiscal year 2013, we entered into an operating lease agreement for a facility in Southeast Asia.  The total lease payments for the 10 year lease term effective March 1, 2013 will be approximately $14 million.
Off-Balance Sheet Arrangements
In the normal course of business, we enter into various operating leases for buildings and equipment.  In addition, we provide standby letters of credit or other guarantees as required for certain transactions.  We have historically provided cash collateral for any outstanding letters of credit.
Apart from the operating lease obligations and purchase commitments discussed in our 2012 Annual Report, we do not have any off-balance sheet arrangements as of December 23, 2012.
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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rates
Our exposure to interest rate risk is primarily through our investment portfolio as we currently do not have outstanding long-term debt.  The objectives of our investments in debt securities are to preserve principal and maintain liquidity while maximizing returns.  To achieve these objectives, the returns on our investments in short-term fixed-rate debt securities will be generally compared to yields on money market instruments such as industrial commercial paper, LIBOR, or Treasury Bills.  Investments in longer term fixed-rate debt securities will be generally compared to yields on comparable maturity Government or high grade corporate instruments with an equivalent credit rating.  Based on our investment portfolio and interest rates at December 23, 2012, a 100 basis point increase or decrease in interest rates would result in an annualized change of approximately $0.3 million in the fair value of the investment portfolio.  Changes in interest rates may affect the fair value of the investment portfolio; however, unrealized gains or losses are not recognized in net income unless the investments are sold or the gains or losses are considered to be other-than-temporary.
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

For its balance sheet transaction risk hedging program, we had approximately $107.9 million in notional amounts of currency forward contracts not designated as accounting hedges at December 23, 2012. The net realized and unrealized foreign‑currency gains (losses) related to forward contracts not designated as accounting hedges recognized in earnings, as a component of other expense, were $0.3 million and $(2.1) million for the three and six months ended December 23, 2012, respectively, and $0.1 million and $1.7 million for the three and six months ended December 25, 2011, respectively.
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
At December 23, 2012, we had $381.8 million of total cash (excluding $1.6 million of restricted cash), cash equivalents and investments, consisting of available-for-sale fixed income securities.  We manage our total investment portfolio to encompass a diversified pool of investment‑grade securities. The average credit rating of our investment portfolio is AAA/Aaa.  Our investment policy is to manage our total cash and investment balances to preserve principal and maintain liquidity while maximizing returns.  To the extent that certain investments in our portfolio of investments continue to have strategic value, we generally do not attempt to reduce or eliminate our market exposure.  For securities that we no longer consider strategic, we evaluate legal, market, and economic factors in our decision on the timing of disposal.  We may or may not enter into transactions to reduce or eliminate the market risks of our investments.

During the three and six months ended December 23, 2012, there was no other-than-temporary impairment to our market priced available-for-sale securities. See Part I, Item 1A, "Risk Factors—Our investments in certain securities expose us to market risks", set forth in our 2012 Annual Report.

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
Our management, under the supervision and with the participation of our CEO and CFO, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of December 23, 2012.  Based upon this evaluation, our CEO and CFO concluded that, as of December 23, 2012, our disclosure controls and procedures were effective.
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

During the fiscal quarter ended December 23, 2012 there were no changes in internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

ITEM 1A.  RISK FACTORS
Statement of Caution Under the Private Securities Litigation Reform Act of 1995
This Quarterly Report on Form 10-Q includes some statements and other information that are not historical facts but are "forward-looking statements" as that term is defined in the Private Securities Litigation Reform Act of 1995. The materials presented can be identified by the use of forward‑looking terminology such as "anticipate," "believe," "estimate," "expect," "may," "should," "view," or "will" or the negative or other variations thereof. We caution that such statements are subject to a number of uncertainties, and actual results may differ materially. Factors that could affect our actual results include those set forth under "Item 1A. Risk Factors" in our 2012 Annual Report on Form 10-K, and our fiscal year 2013 first quarterly report on Form 10-Q filed on November 2, 2012 with the SEC, as supplemented by other uncertainties disclosed in our reports filed from time to time with the SEC (all of the foregoing of which is incorporated by reference).
ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a) None

(b) None

(c) Purchase of Equity Securities

The following provides information on a monthly basis for the three months ended December 23, 2012 with respect to the Company's purchases of equity securities:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans Programs (1)	Maximum Number (or approximate Dollar Value) of Shares that May Yet be Purchased under the Plans or Programs
September 24, 2012 to October 21, 2012	―	$—	—	$36,824,598
October 22, 2012 to November 18, 2012	―	$—	—	$36,824,598
November 19, 2012 to December 23, 2012	―	$—	—	$36,824,598

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

10.2
Letter Agreement dated December 7, 2012, between International Rectifier Corporation and Gary Tanner (incorporated by reference to Exhibit 10.1 of Current Report on Form 8-K, filed with the Securities and Exchange Commission on December 11, 2012).  (2)

10.3
Change-in-Control Severance Agreement dated December 7, 2012 between International Rectifier Corporation and Gary Tanner (incorporated by reference to Exhibit 10.2 of Current Report on Form 8-K, filed with the Securities and Exchange Commission on December 11, 2012).  (2)

31.1	Certification Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, Adopted Pursuant to Section 302 of the Sarbanes‑Oxley Act of 2002 (1)
31.2	Certification Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, Adopted Pursuant to Section 302 of the Sarbanes‑Oxley Act of 2002 (1)
32.1	Certification Pursuant to 18 U.S.C. 1350, Adopted Pursuant to Section 906 of the Sarbanes‑Oxley Act of 2002 (1)
32.2	Certification Pursuant to 18 U.S.C. 1350, Adopted Pursuant to Section 906 of the Sarbanes‑Oxley Act of 2002 (1)
101.INS	XBRL Instance (3)
101.SCH	XBRL Taxonomy Extension Schema (3)
101.CAL	XBRL Extension Calculation (3)
101.LAB	XBRL Extension Labels (3)
101.PRE	XBRL Taxonomy Extension Presentation (3)
101.DEF	XBRL Taxonomy Extension Definition (3)

(1)	Denotes document submitted herewith.
(2)             Denotes management contract or compensation arrangement or agreement.
(3)             Furnished, not filed.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
INTERNATIONAL RECTIFIER CORPORATION
Date: January 28, 2013	/s/ ILAN DASKAL
Ilan Daskal Chief Financial Officer (Principal Financial and Accounting Officer)