Form 10-Q
period 2013-03-24
INTERNATIONAL RECTIFIER CORP /DE/
filed 2013-04-30
CIK 316793

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 24, 2013
or
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒
There were 69,448,496 shares of the registrant's common stock, par value $1.00 per share, outstanding on April 22, 2013.

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

PART I. FINANCIAL INFORMATION
ITEM 1.  Financial Statements
INTERNATIONAL RECTIFIER CORPORATION AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
	Three Months Ended		Nine Months Ended
	March 24, 2013	March 25, 2012	March 24, 2013	March 25, 2012
Revenues	$224,268	$248,094	$700,582	$780,913
Cost of sales	169,860	174,132	526,544	510,694
Gross profit	54,408	73,962	174,038	270,219

Selling, general and administrative expense	43,020	49,578	135,398	149,127
Research and development expense	28,876	34,798	94,450	100,053
Amortization of acquisition-related intangible assets	1,663	2,097	5,023	6,651
Asset impairment, restructuring and other charges	880	—	14,787	—
Gain on disposition of property	—	(5,410)	—	(5,410)
Operating income (loss)	(20,031)	(7,101)	(75,620)	19,798
Other expense (income), net	(450)	(46)	969	4,113
Interest expense (income), net	64	(47)	24	(287)
Income (loss) before income taxes	(19,645)	(7,008)	(76,613)	15,972
Provision for (benefit from) income taxes	1,600	(4,518)	6,129	2,836
Net income (loss)	$(21,245)	$(2,490)	$(82,742)	$13,136
Net income (loss) per common share—basic (1)	$(0.31)	$(0.04)	$(1.20)	$0.19
Net income (loss) per common share—diluted (1)	$(0.31)	$(0.04)	$(1.20)	$0.19
Average common shares outstanding—basic	69,273	69,104	69,234	69,306
Average common shares and potentially dilutive shares outstanding—diluted	69,273	69,104	69,234	69,811
(1)	Net income per common share is computed using the two-class method. See Note 14, "Net Income Per Common Share".
The accompanying notes are an integral part of these financial statements.

INTERNATIONAL RECTIFIER CORPORATION AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)
	Three Months Ended		Nine Months Ended
	March 24, 2013	March 25, 2012	March 24, 2013	March 25, 2012
Net income (loss)	$(21,245)	$(2,490)	$(82,742)	$13,136
Other comprehensive income (loss):
Foreign currency translation adjustments	(13,586)	4,634	(2,955)	(3,046)
Unrealized gains (losses) on securities:
Unrealized holding gains (losses) on available-for-sale securities, net of tax effect of $0, $1,579, $0 and $(1,962), respectively	1,760	2,654	(77)	(3,300)
Other comprehensive income (loss)	(11,826)	7,288	(3,032)	(6,346)
Comprehensive income (loss)	$(33,071)	$4,798	$(85,774)	$6,790
The accompanying notes are an integral part of these financial statements.

INTERNATIONAL RECTIFIER CORPORATION AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)
	March 24, 2013	June 24, 2012 (1)
ASSETS
Current assets:
Cash and cash equivalents	$386,994	$305,423
Restricted cash	613	595
Short-term investments	15,058	63,872
Trade accounts receivable, net of allowances	134,987	168,499
Inventories	231,703	294,702
Current deferred tax assets	5,040	5,110
Prepaid expenses and other receivables	35,529	29,845
Total current assets	809,924	868,046
Restricted cash	738	940
Long-term investments	—	15,054
Property, plant and equipment, net	432,635	461,115
Goodwill	52,149	52,149
Acquisition‑related intangible assets, net	23,553	28,576
Long-term deferred tax assets	34,775	40,850
Other assets	58,160	65,093
Total assets	$1,411,934	$1,531,823
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$64,565	$88,726
Accrued income taxes	470	750
Accrued salaries, wages and commissions	34,721	40,403
Other accrued expenses	77,211	83,164
Total current liabilities	176,967	213,043
Long-term deferred tax liabilities	4,479	6,653
Other long-term liabilities	25,882	35,800
Total liabilities	207,328	255,496
Commitments and contingencies
Stockholders' equity:
Common shares	75,609	75,125
Capital contributed in excess of par value	1,056,515	1,037,736
Treasury stock, at cost	(113,175)	(107,965)
Retained earnings	207,943	290,685
Accumulated other comprehensive loss	(22,286)	(19,254)
Total stockholders' equity	1,204,606	1,276,327
Total liabilities and stockholders' equity	$1,411,934	$1,531,823
(1)	Amounts derived from the audited financial statements at June 24, 2012.
The accompanying notes are an integral part of these financial statements.

INTERNATIONAL RECTIFIER CORPORATION AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
	Nine Months Ended
	March 24, 2013	March 25, 2012
Cash flows from operating activities:
Net income (loss)	$(82,742)	$13,136
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	68,562	62,086
Amortization of acquisition‑related intangible assets	5,023	6,651
Loss on disposal of fixed assets	4,333	1,674
Gain on disposition of property	—	(5,410)
Impairment of long-lived assets	2,791	—
Stock compensation expense	16,414	12,109
Gain on the sale of investments	(8)	(44)
Other-than-temporary impairment of investments	350	2,383
(Recovery of) provision for bad debt	(62)	957
Provision for inventory write‑downs	15,279	11,534
Loss (gain) on derivatives	165	(29)
Deferred income taxes	5,615	(8,837)
Tax benefit from stock-based awards	—	1,674
Excess tax benefit from stock-based awards	—	(830)
Changes in operating assets and liabilities, net	43,389	(119,323)
Other	2,522	5,007
Net cash provided by (used in) operating activities	81,631	(17,262)
Cash flow from investing activities:
Additions to property, plant and equipment	(60,924)	(96,524)
Proceeds from sale of property, plant and equipment	118	5,524
Sale of investments	52,131	27,109
Maturities of investments	21,500	183,623
Purchase of investments	(9,979)	(160,260)
Release from restricted cash	174	690
Net cash provided by (used in) investing activities	3,020	(39,838)
Cash flows from financing activities:
Proceeds from exercise of stock options	4,342	2,351
Excess tax benefit from stock-based awards	—	830
Purchase of treasury stock	(5,210)	(23,576)
Net settlement of restricted stock units for tax withholdings	(1,492)	(2,510)
Net cash used in financing activities	(2,360)	(22,905)
Effect of exchange rate changes on cash and cash equivalents	(720)	(1,226)
Net increase (decrease) in cash and cash equivalents	81,571	(81,231)
Cash and cash equivalents, beginning of period	305,423	298,731
Cash and cash equivalents, end of period	$386,994	$217,500
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
Power semiconductors convert raw power from an electrical outlet, a battery, an alternator running off an internal combustion engine, a hybrid electric vehicle ("HEV") or electric vehicle ("EV"), or other renewable energy sources into more efficient and useful power for a wide range of electrical and electronic systems and equipment. The more sophisticated the end product, the greater the need for specially-formatted, finely-regulated power. The importance of power semiconductor technology rises with the increasing complexity of electronic products and the proliferation of electronic features in information technology, industrial, consumer, aerospace and defense and automotive products.
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
Fiscal Year and Quarter
The Company operates on a 52-53 week fiscal year with the fiscal year ending on the last Sunday in June. The three months ended March 2013 and 2012 consisted of 13 weeks ending on March 24, 2013 and March 25, 2012, respectively.  The current fiscal year will consist of 53 weeks and end on June 30, 2013.
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

The financial assets and liabilities which are measured and recorded at fair value on a recurring basis are included within the following items on the Company's consolidated balance sheet as of March 24, 2013 and June 24, 2012 (in thousands):
	As of March 24, 2013
Assets and Liabilities:	Total	Level 1	Level 2	Level 3
Short-term investments	$15,058	$6,005	$9,053	$—
Prepaid expenses and other receivables	432	—	432	—
Other assets	27,927	24,982	—	2,945
Other long-term liabilities	(8,448)	(8,448)	—	—
Total	$34,969	$22,539	$9,485	$2,945
Fair value as a percentage of total	100.0%	64.5%	27.1%	8.4%
Level 3 as a percentage of total assets				0.2%

	As of June 24, 2012
Assets and Liabilities:	Total	Level 1	Level 2	Level 3
Cash and cash equivalents	$9,997	$—	$9,997	$—
Short-term investments	63,872	33,058	30,814	—
Prepaid expenses and other receivables	622	—	622	—
Long-term investments	15,054	10,001	5,053	—
Other assets	27,358	24,439	85	2,834
Other long-term liabilities	(8,139)	(8,139)	—	—
Total	$108,764	$59,359	$46,571	$2,834
Fair value as a percentage of total	100.0%	54.6%	42.8%	2.6%
Level 3 as a percentage of total assets				0.2%

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
During the nine months ended March 24, 2013 and March 25, 2012, for each class of assets and liabilities, there were no transfers between those valued using quoted prices in active markets for identical assets (Level 1), those valued using significant other observable inputs (Level 2), and those valued using significant unobservable inputs (Level 3).  The Company determines at the end of the reporting period whether a given financial asset or liability is valued using Level 1, 2, or 3 inputs.

As of March 24, 2013, the Company's investments recorded at fair value using Level 2 inputs included corporate debt securities and U.S. government agency obligations.  The above assets and liabilities recorded at fair value using Level 2 inputs were valued primarily using an independent valuation firm based on the market approach using various inputs such as trade data, broker/dealer quotes, observable market prices for similar securities and other available data.  The Company also records its foreign currency forward contracts at fair value using Level 2 inputs based on readily observable market parameters for all substantial terms of derivatives.

Level 3 Valuation Techniques

The following tables provide a reconciliation of the beginning and ending balance of items measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three months ended March 24, 2013 and March 25, 2012 (in thousands):

Level 3
Assets
Derivatives
Beginning balance at December 23, 2012	$3,036
Total losses (realized or unrealized):
Included in other expense	(91)
Ending balance at March 24, 2013	$2,945

	Level 3
	Liabilities	Assets
	Contingent Consideration	Derivatives	Investments		Total
Beginning balance at December 25, 2011	$400	$3,028		$266	$3,294
Total losses (realized or unrealized):
Included in other expense	―	(232)		(14)	(246)
Purchases, maturities, and sales:
Maturities/prepayments	―	―		(31)	(31)
Sales	―	―		(221)	(221)
Ending balance at March 25, 2012	$400	$2,796	$	―	$2,796

INTERNATIONAL RECTIFIER CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1. Business, Basis of Presentation and Summary of Significant Accounting Policies (Continued)

The following tables provide a reconciliation of the beginning and ending balance of items measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the nine months ended March 24, 2013 and March 25, 2012 (in thousands):
Level 3
Assets
Derivatives
Beginning balance at June 24, 2012	$2,834
Total gains (realized or unrealized):
Included in other expense	111
Ending balance at March 24, 2013	$2,945

	Level 3
	Liabilities	Assets
	Contingent Consideration	Derivatives	Investments	Total
Beginning balance at June 26, 2011	$400	$2,773	$781	$3,554
Total gains or (losses) (realized or unrealized):
Included in other expense	―	23	18	41
Included in unrealized holding losses on available-for-sale securities in other comprehensive income	―	—	(190)	(190)
Purchases, maturities, and sales:
Maturities/prepayments	―	―	(78)	(78)
Sales	―	―	(531)	(531)
Ending balance at March 25, 2012	$400	$2,796	$—	$2,796

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

The Company accounts for the Put Option as a derivative instrument not designated as an accounting hedge.  The fair value was determined using the Black-Scholes option pricing model.  The model uses inputs such as exercise price, fair market value of the underlying common stock, expected life (years), expected volatility, risk-free rate equivalent, and dividend yield.  The expected life is the remaining life of the Put Option.  Expected volatility is based on historical volatility of the underlying common stock.  As of March 24, 2013, the Company determined that significant changes in the above assumptions would not materially affect the fair value of the Put Option.  Additionally, the model materially relies on the assumption the issuer of the Put Option will uphold its financial obligation up to its common equity value should the Company exercise the Company's right to put the associated number of common shares back to the issuer at a fixed price in local currency.

INTERNATIONAL RECTIFIER CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1. Business, Basis of Presentation and Summary of Significant Accounting Policies (Continued)

For the three and nine months ended March 24, 2013, the Company measured at fair value, on a non-recurring basis, the carrying values of certain equipment in its research and development group, its Newport, Wales, and Mexico manufacturing facilities, and a subcontractor facility located in southeast Asia, due to the non-use of that equipment.  During the three months ended March 24, 2013, the Company determined that the carrying values of certain assets located at the subcontractor facility of $0.3 million exceeded their estimated fair values of zero.  The fair values were determined using the market approach, which considered the estimated fair value of the equipment using significant unobservable inputs (Level 3) obtained from third party equipment brokerage firms.  In addition to the above, during the six months ended December 23, 2012, the Company determined that the carrying values of certain assets in its research and development group, and manufacturing facilities located in Newport, Wales, and Mexico of $8.7 million exceeded their estimated fair values of $4.0 million.  The fair values were determined using the market approach, which considered the estimated fair value of the equipment using significant unobservable inputs (Level 3) obtained from third party equipment brokerage firms.  Consequently, during the three and nine months ended March 24, 2013, the Company recorded impairment charges of $0.3 million and $5.0 million, respectively, which represents the excess of the carrying values of the assets over the fair values, less the estimated cost to sell.  The Company had no significant measurements of assets or liabilities at fair value on a non-recurring basis during the three months and nine months ended March 25, 2012.

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

In February 2013, the FASB issued ASC update No. 2013-02, "Comprehensive Income (Topic 220), Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income" (ASC 2013-02).  The objectives of this update require companies to provide information about the amounts reclassified out of accumulated other comprehensive income by component.  In addition, a company is required to present, either on the face of the statement where net income is presented or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income but only if the amount reclassified is required under GAAP to be reclassified to net income in its entirety in the same reporting period. The amendments in this update are effective for fiscal years and interim periods within those years beginning after December 15, 2012.  The Company does not believe that adoption of this update will have a material impact on its financial statements.

INTERNATIONAL RECTIFIER CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. Investments

Available-for-sale investments are carried at fair value, inclusive of unrealized gains and losses, and net of discount accretion and premium amortization computed using the level yield method. Net unrealized gains and losses are included in other comprehensive income (loss) net of applicable income taxes. Gains or losses on sales of available-for-sale investments are recognized using the first-in, first-out method and are included in either other income or interest income depending upon the type of security.
Available-for-sale securities as of March 24, 2013 are summarized as follows (in thousands):
	Amortized Costs	Gross Unrealized Gain	Gross Unrealized Loss	Net Unrealized Gain	Market Value
Short-Term Investments:

Corporate debt	$—	$13	$—	$13	$13
U.S. government and agency obligations	15,033	12	—	12	15,045
Total short-term investments	$15,033	$25	$—	$25	$15,058

Equity securities	$11,631	$3,931	$(152)	$3,779	$15,410

Available-for-sale securities as of June 24, 2012 are summarized as follows (in thousands):
	Amortized Costs	Gross Unrealized Gain	Gross Unrealized Loss	Net Unrealized Gain	Market Value
Short-Term Investments:

Corporate debt	$6,045	$26	$—	$26	$6,071
U.S. government and agency obligations	57,796	10	(5)	5	57,801
Total short-term investments	$63,841	$36	$(5)	$31	$63,872
Long-Term Investments:

U.S. government and agency obligations	$15,053	$7	$(6)	$1	$15,054
Total long-term investments	$15,053	$7	$(6)	$1	$15,054

Equity securities	$11,631	$3,848	$—	$3,848	$15,479

INTERNATIONAL RECTIFIER CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. Investments (Continued)

The Company manages its total portfolio to encompass a diversified pool of investment‑grade securities. The investment policy is to manage its total cash and investments balances to preserve principal and maintain liquidity while achieving moderate returns on the investment portfolio.

In addition, the Company has a note receivable from a privately held company which was carried at cost of $0.4 million in other assets.  This investment was carried at cost as the Company determined that it was nonmarketable since the issuer is a start-up company whose securities are not publicly traded, and as a result, it was not practicable to estimate the fair value of the investment.  During the three months ended March 24, 2013, the privately held company in which the Company has an equity investment experienced a negative change in financial condition.  The Company then evaluated that the investment was permanently impaired and recorded an impairment charge of $0.4 million during the three months ended March 24, 2013.

The Company also holds as strategic investments the common stock of three publicly traded foreign companies.  The common stock of the three companies are shown as "Equity securities" in the tables above and are included in other assets on the consolidated balance sheets.  The common shares of the publicly traded companies are traded on either the Tokyo Stock Exchange or the Taiwan Stock Exchange.  The Company holds an option on one of the strategic investments to put the associated number of common shares back to the issuer at a fixed price in local currency (which is described as the "Put Option" in Note 1).  The Put Option became effective September 1, 2009 and is reported at fair value.  As of March 24, 2013, the fair value of the Put Option was $2.9 million, with changes in fair value recorded in other expense (income), net (See Note 3, "Derivative Financial Instruments").  Dividend income from these investments was $0.1 million and $0.2 million for the three and nine months ended March 24, 2013, respectively, and $0.1 million for the nine months ended March 25, 2012.  The Company received no dividend income from these equity investments during the three months ended  March 25, 2012.

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

The following table provides the Company's other-than-temporary impairments for equity and mortgage-backed securities for the three and nine months ended March 24, 2013 and March 25, 2012 (in thousands):

	Three Months Ended				Nine Months Ended
	March 24, 2013		March 25, 2012		March 24, 2013		March 25, 2012
Privately held domestic company-common and preferred stock	$	―	$	―	$	―	$1,504
Privately held company-note receivable		350		―		350	―
Publicly traded foreign company(s)-common stock		―		―		―	850
Mortgage-backed security		―		―		―	29
Total other-than-temporary impairments		$350	$	―		$350	$2,383

INTERNATIONAL RECTIFIER CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. Investments (Continued)

The unrealized loss position is measured and determined at each fiscal quarter end.  The following tables summarize the fair value and gross unrealized losses related to available-for-sale investments, aggregated by type of investment and length of time that individual securities have been held (in thousands):
	Securities held in a loss position for less than 12 months at March 24, 2013		Securities held in a loss position for 12 months or more at March 24, 2013		Total in a loss position at March 24, 2013
	Market Value	Gross Unrealized Losses	Market Value	Gross Unrealized Losses	Market Value	Gross Unrealized Losses
Equity securities	$4,631	$(152)	$—	$—	$4,631	$(152)
Total	$4,631	$(152)	$—	$—	$4,631	$(152)

	Securities held in a loss position for less than 12 months at June 24, 2012		Securities held in a loss position for 12 months or more at June 24, 2012		Total in a loss position at June 24, 2012
	Market Value	Gross Unrealized Losses	Market Value	Gross Unrealized Losses	Market Value	Gross Unrealized Losses
U.S government and agency obligations	$46,420	$(11)	$—	$—	$46,420	$(11)
Total	$46,420	$(11)	$—	$—	$46,420	$(11)

As of March 24, 2013, the Company evaluated whether equity securities with gross unrealized losses of $0.2 million was other-than-temporarily impaired.  The Company determined there was no indication of other-than-temporary impairment with regards to gross unrealized losses.  The determination was based on the fact the Company has evaluated the near-term prospects of the equity investments in relation to the severity and duration of the impairment, and based on that evaluation, has the ability and intent to hold these investments until a recovery of fair value.

The amortized cost and estimated fair value of investments at March 24, 2013, by contractual maturity, are as follows (in thousands):
	Amortized Cost	Estimated Market Value
Due in 1 year or less	$15,053	$15,058
Total investments	$15,053	$15,058

The Company may decide to dispose of securities prior to the contractual maturity date indicated in the table above.

During the nine months ended March 24, 2013, available-for-sale securities were sold for total proceeds of $52.1 million, and for the three and nine months ended March 25, 2012 were sold for total proceeds of $12.2 million and $27.1 million, respectively.  During the three months ended March 24, 2013, there were no sales of available-for-sale securities, and as a result, the Company did not recognize any gross realized gains (losses).  Gross realized gains (losses) for the nine months ended March 24, 2013 and March 25, 2012 were de minimis.

INTERNATIONAL RECTIFIER CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. Investments (Continued)
As a result of sales of available-for-sale securities, the Company reclassified $0.0 million for the nine months ended March 24, 2013, and $(0.0) million and $(0.2) million for the three and nine months ended March 25, 2012, respectively, from accumulated other comprehensive income to earnings as a component of interest income.  During the three months ended March 24, 2013, the Company did not reclassify realized gains (losses) from accumulated other comprehensive income to earnings, as there were no sales of available-for-sale securities.
Fair Value of Investments

The following tables present the balances of investments measured at fair value on a recurring basis (in thousands):
	As of March 24, 2013
	Total	Level 1	Level 2	Level 3
Corporate debt	$13	$—	$13	$—
U.S. government and agency obligations	15,045	6,005	9,040	—
Equity securities-strategic investments	15,410	15,410	—	—
Total securities at fair value	$30,468	$21,415	$9,053	$—

	As of June 24, 2012
	Total	Level 1	Level 2	Level 3
Corporate debt	$6,071	$—	$6,071	$—
U.S. government and agency obligations	72,855	43,059	29,796	—
Equity securities-strategic investments	15,479	15,479	—	—
Total securities at fair value	$94,405	$58,538	$35,867	$—

3. Derivative Financial Instruments

The Company is exposed to financial market risks, including fluctuations in interest rates, foreign currency exchange rates and market value risk related to its investments.  The Company uses derivative financial instruments primarily to mitigate foreign exchange rate risks, but also as part of its strategic investment program.  In the normal course of business, the Company also faces risks that are either non-financial or non-quantifiable.  Such risks principally include country risk, credit risk and legal risk, and are not discussed or quantified in the following analyses.  As of March 24, 2013, the Company's only derivatives were currency forward contracts which were not designated as accounting hedges, the Put Option (See Note 2, "Investments"), and a call option on the equity of a private domestic company.  The private domestic company is a development stage entity, and as such, the Company is unable to determine the fair value of the call option at this time.
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
The Company had no outstanding interest rate derivatives as of March 24, 2013.

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

For its balance sheet transaction risk hedging program, the Company had approximately $43.8 million in notional amounts of currency forward contracts not designated as accounting hedges at March 24, 2013.  The net realized and unrealized foreign‑currency gains (losses) related to forward contracts not designated as accounting hedges recognized in earnings, as a component of other expense (income), net, were $2.1 million and $(0.0) million for the three and nine months ended March 24, 2013, respectively, and $(0.9) million and $(5.7) million for the three and nine months ended March 25, 2012, respectively.
At March 24, 2013 and June 24, 2012, the fair value carrying amount of the Company's derivatives not designated as hedging instruments were as follows (in thousands):
	March 24, 2013		June 24, 2012
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Put Option	Other assets	$2,945	Other assets	$2,834
Currency forward contracts	Prepaid expenses and other receivables	432	Prepaid expenses and other receivables	622
Currency forward contracts		—	Other assets	85
Total		$3,377		$3,541

The gain or (loss) recognized in other expense (income), net for the Company's derivatives not designated as hedging instruments during the three and nine months ended March 24, 2013 and March 25, 2012 was comprised of the following (in thousands):

	Three Months Ended		Nine Months Ended
	March 24, 2013	March 25, 2012	March 24, 2013	March 25, 2012
Put Option	$(91)	$(232)	$111	$23
Currency forward contracts	2,098	(856)	(46)	33
Total	$2,007	$(1,088)	$65	$56

INTERNATIONAL RECTIFIER CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3. Derivative Financial Instruments (Continued)

Fair Value

The following tables present derivative instruments measured at fair value on a recurring basis as of March 24, 2013 and June 24, 2012 (in thousands):

	March 24, 2013
	Total	Level 1	Level 2	Level 3
Put Option	$2,945	$—	$—	$2,945
Currency forward contracts	432	—	432	—
Total derivative instruments at fair value	$3,377	$—	$432	$2,945

	June 24, 2012
	Total	Level 1	Level 2	Level 3
Put Option	$2,834	$—	$—	$2,834
Currency forward contracts	707	—	707	—
Total derivative instruments at fair value	$3,541	$—	$707	$2,834

4. Supplemental Cash Flow Disclosures

Components in the changes of operating assets and liabilities for the nine months ended March 24, 2013 and March 25, 2012 were comprised of the following (in thousands):

	Nine Months Ended
	March 24, 2013	March 25, 2012
Trade accounts receivable	$31,933	$23,182
Inventories	46,761	(69,489)
Prepaid expenses and other receivables	2,888	(6,130)
Accounts payable	(12,913)	(45,052)
Accrued salaries, wages and commissions	(6,077)	(16,343)
Deferred compensation	(544)	1,156
Accrued income taxes payable	(4,756)	(2,491)
Other accrued expenses	(13,903)	(4,156)
Changes in operating assets and liabilities	$43,389	$(119,323)

5. Inventories

Inventories at March 24, 2013 and June 24, 2012 were comprised of the following (in thousands):
	March 24, 2013	June 24, 2012
Raw materials	$59,300	$64,112
Work-in-process	102,495	121,190
Finished goods	69,908	109,400
Total inventories	$231,703	$294,702

INTERNATIONAL RECTIFIER CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

6. Goodwill and Acquisition‑Related Intangible Assets

At March 24, 2013 and June 24, 2012, acquisition‑related intangible assets included the following (in thousands):
		March 24, 2013
	Amortization Periods (Years)	Gross Carrying Amount	Accumulated Amortization	Net
Completed technology	4-12	$52,045	$(38,012)	$14,033
Customer lists	5-12	10,430	(7,101)	3,329
Intellectual property and other	2-15	16,763	(10,572)	6,191
Total acquisition‑related intangible assets		$79,238	$(55,685)	$23,553

		June 24, 2012
	Amortization Periods (Years)	Gross Carrying Amount	Accumulated Amortization	Net
Completed technology	4-12	$52,045	$(34,556)	$17,489
Customer lists	5-12	10,430	(6,463)	3,967
Intellectual property and other	2-15	16,763	(9,643)	7,120
Total acquisition‑related intangible assets		$79,238	$(50,662)	$28,576
As of March 24, 2013, the following table represents the total estimated amortization of intangible assets for the remainder of fiscal year 2013 and the five succeeding fiscal years (in thousands):
		Fiscal Year
	Total	2013	2014	2015	2016	2017	2018 and thereafter
Estimated Amortization Expense	$23,553	$1,630	$6,420	$6,220	$4,681	$1,463	$3,139

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
The carrying amount of goodwill by reportable segment as of March 24, 2013 and June 24, 2012 was as follows (in thousands):
Business Segments:	March 24, 2013	June 24, 2012
Energy Saving Products	$33,190	$33,190
HiRel	18,959	18,959
Total goodwill	$52,149	$52,149

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
The terms of the Credit Agreement require the Company to comply with certain financial tests, and include various affirmative and negative covenants, and customary representations and warranties, conditions and events of default.  Additionally, the Credit Facility is subject to a commitment fee on the unused portion at an initial rate equal to 0.25 percent per annum.  As of March 24, 2013, the Company was in compliance with the financial tests and covenants, and there were no amounts outstanding under the Credit Facility.

Bank Letters of Credit

At March 24, 2013, the Company had $0.7 million of outstanding letters of credit.  These letters of credit are secured by cash collateral provided by the Company equal to their face amount.
8. Other Accrued Expenses
Other accrued expenses were comprised of the following as of (in thousands):
	March 24, 2013	June 24, 2012
Sales returns	$30,884	$32,185
Accrued accounting and legal costs	10,603	10,192
Deferred revenue	9,059	13,634
Accrued warranty	1,847	2,190
Accrued utilities	2,253	2,625
Accrued repurchase obligation	4,556	3,240
Accrued sales and other taxes	4,574	1,862
Accrued subcontractor costs	1,567	3,386
Accrued rent	4,890	4,381
Other	6,978	9,469
Total other accrued expenses	$77,211	$83,164
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

INTERNATIONAL RECTIFIER CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8. Other Accrued Expenses (Continued)
The following table details the changes in the Company's warranty reserve for the nine months ended March 24, 2013, which is included in other accrued expenses (in thousands):
Accrued warranty, June 24, 2012	$2,190
Accruals for warranties issued during the period	1,421
Changes in estimates related to pre-existing warranties	(104)
Warranty claim settlements	(1,660)
Accrued warranty, March 24, 2013	$1,847

9. Other Long-Term Liabilities

Other long-term liabilities were comprised of the following as of (in thousands):
	March 24, 2013	June 24, 2012
Income taxes payable	$13,239	$19,543
Divested entities' tax obligations	866	1,918
Deferred compensation	10,023	10,147
Other	1,754	4,192
Total other long-term liabilities	$25,882	$35,800

Fair Value of Long-term Liabilities

The following tables present the long-term liabilities and the related assets measured at fair value on a recurring basis as of March 24, 2013 and June 24, 2012 (in thousands):
	March 24, 2013
	Total	Level 1	Level 2	Level 3
Employee deferred compensation plan liability	$8,448	$8,448	$—	$—
Assets of employee deferred compensation plan (reported in other assets)	9,573	9,573	—	—

	June 24, 2012
	Total	Level 1	Level 2	Level 3
Employee deferred compensation plan liability	$8,139	$8,139	$—	$—
Assets of employee deferred compensation plan (reported in other assets)	8,960	8,960	—	—

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

During the nine months ended March 24, 2013, the Company granted an aggregate of 111,000 stock options to Company employees under its 2011 Performance Incentive Plan (the "2011 Plan").  Subject to the terms and conditions of the 2011 Plan and applicable award documentation, such awards generally vest and become exercisable in equal installments over each of the first three anniversaries of the date of grant, with a maximum award term of five years.

The following table summarizes the stock option activities for the nine months ended March 24, 2013 (in thousands, except per share price data):
	Stock Option Shares	Weighted Average Option Exercise Price per Share	Weighted Average Grant Date Fair Value per Share	Aggregate Intrinsic Value
Outstanding, June 24, 2012	2,044	$16.76	—	$7,031
Granted	111	$19.89	$5.56	—
Exercised	(294)	$19.69	—	$1,447
Expired or forfeited	(34)	$18.41	—	—
Outstanding, March 24, 2013	1,827	$17.24	—	$7,209

For the nine months ended March 24, 2013 and March 25, 2012, the Company received $4.3 million and $2.4 million, respectively, for stock options exercised.  There were no tax benefits realized from issuance of stock-based awards for the three and nine months ended March 24, 2013 and March 25, 2012, respectively.

During the nine months ended March 24, 2013, the Company granted 48,300 restricted stock units ("RSUs") to employees, and 61,227 RSUs to members of the Board of Directors, in each case under the 2011 Plan.  The awards provided for vesting over a period of service, subject to the terms and conditions of the 2011 Plan and applicable award documentation.  For the awards made to employees, the vesting of awards generally takes place in equal installments over each of the first three anniversaries of the date of grant.  The awards made to members of the Board of Directors were made as part of the Board's annual director compensation program, under which the vesting of awards takes place generally on the first anniversary of the date of grant.
The following table summarizes the RSU activity for the nine months ended March 24, 2013 (in thousands, except per share price data):
	Restricted Stock Units	Weighted Average Grant Date Fair Value per Share	Aggregate Intrinsic Value
Outstanding, June 24, 2012	2,905	$21.72	$57,932
Granted	110	$18.23	—
Vested	(267)	$19.66	$5,024
Forfeited	(307)	$20.38	—
Outstanding, March 24, 2013	2,441	$21.93	$51,181
The Company's stock based compensation plans and award documentation permit the reduction of a grantee's RSUs for purposes of settling a grantee's income tax obligation.  During the nine months ended March 24, 2013, the Company withheld RSUs representing 77,222 underlying shares to fund grantees' income tax obligations.

INTERNATIONAL RECTIFIER CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10. Stock‑Based Compensation (Continued)

Additional information relating to the Company's stock based compensation plans, including employee stock options and RSUs (including RSUs with performance based and market-based vesting criteria) at March 24, 2013 and June 24, 2012 is as follows (in thousands):

	March 24, 2013	June 24, 2012
Outstanding options exercisable	1,666	1,749
Options and RSUs available for grant	8,724	8,505
Total reserved common stock shares for stock option plans	12,992	13,454

For the three and nine months ended March 24, 2013 and March 25, 2012, stock‑based compensation expense associated with the Company's stock options and RSUs (including RSUs with performance-based vesting and market-based vesting criteria) was as follows (in thousands):
	Three Months Ended		Nine Months Ended
	March 24, 2013	March 25, 2012	March 24, 2013	March 25, 2012
Selling, general and administrative expense	$2,693	$2,166	$8,711	$7,097
Research and development expense	1,583	1,155	4,401	3,054
Cost of sales	1,021	819	3,302	1,958
Total stock‑based compensation expense	$5,297	$4,140	$16,414	$12,109

During the nine months ended March 25, 2012, and included in the above table, the Company recorded a net credit of $1.3 million to stock compensation expense relating to performance based awards, based on the determination that the achievement of certain of the performance goals that the Company in the prior year had determined were probable to be achieved were no longer considered probable.
The total unrecognized compensation expense for outstanding stock options and RSUs was $28.5 million as of March 24, 2013.  The unrecognized compensation expense for the outstanding stock options and RSUs will generally be recognized over three years.  The weighted average number of years to recognize the total compensation expense for stock options and RSUs are 2.4 years and 1.8 years, respectively.  As of March 24, 2013, the Company had no RSUs with performance (non-market) based vesting conditions outstanding.
The fair value of the Company stock options issued during the nine months ended March 24, 2013 and March 25, 2012, was determined at the grant date using the Black‑Scholes option pricing model with the following weighted average assumptions:
	Nine Months Ended
	March 24, 2013	March 25, 2012
Expected life	3.5 years	3.5 years
Risk free interest rate	0.40%	0.37%
Volatility	37.57%	46.3%
Dividend yield	0.0%	0.0%

INTERNATIONAL RECTIFIER CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

11. Asset Impairment, Restructuring and Other Charges

Asset impairment, restructuring and other charges reflect the impact of certain cost reduction programs and initiatives implemented by the Company.  These programs and initiatives include the closing of facilities, the termination of employees and other related activities.  Asset impairment, restructuring and other charges include program-specific exit costs, severance benefits pursuant to an ongoing benefit arrangement, and special termination benefits.  Severance costs unrelated to the Company's restructuring initiatives are recorded as an element of cost of sales, research and development ("R&D") or selling, general and administrative expense ("SG&A"), depending upon the classification and function of the employee terminated.  Restructuring costs are expensed during the period in which all requirements of recognition are met.

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
During the first quarter of fiscal year 2013, the Company announced a restructuring plan to modify its manufacturing strategy and lower its operating expenses in order to align its cost structure with business conditions.  As part of the plan, the Company expects to incur costs recorded in asset impairment, restructuring and other charges related primarily to the following:
•  Fiscal Year 2013 El Segundo Fabrication Facility Closure Initiative
•  Fiscal Year 2013 Newport Fabrication Facility Resizing Initiative
•  Fiscal Year 2013 Other Cost Reduction Activities Initiative

The following tables summarize the total asset impairment, restructuring and other charges by initiative for the three and nine months ended March 24, 2013 (in thousands):

Fiscal Year 2013 Initiatives	Three Months Ended
	March 24, 2013
	El Segundo Fabrication Facility Closure Initiative	Newport Fabrication Facility Resizing Initiative	Other Cost Reduction Activities Initiative	Total
Reported in asset impairment, restructuring and other charges:
Asset impairment	$—	$9	$—	$9
Severance and workforce reduction costs (recoveries)	(5)	—	205	200
Relocation and re-qualification costs	142	529	—	671
Total asset impairment, restructuring and other charges	$137	$538	$205	$880

INTERNATIONAL RECTIFIER CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

11. Asset Impairment, Restructuring and Other Charges (Continued)

Fiscal Year 2013 Initiatives	Nine Months Ended
	March 24, 2013
	El Segundo Fabrication Facility Closure Initiative	Newport Fabrication Facility Resizing Initiative	Other Cost Reduction Activities Initiative	Total
Reported in asset impairment, restructuring and other charges:
Asset impairment	$178	$675	$1,062	$1,915
Severance and workforce reduction costs	5,852	597	4,993	11,442
Decommissioning costs	—	55	—	55
Relocation and re-qualification costs	352	1,023	—	1,375
Total asset impairment, restructuring and other charges	$6,382	$2,350	$6,055	$14,787

In addition to the amounts in the table above, $0.2 million and $1.4 million of other charges related to the restructuring initiatives were recorded in cost of sales during the three and nine months ended March 24, 2013, respectively.  These charges, which were for accelerated depreciation and inventory write-downs, are not classifiable as restructuring costs, and were therefore recorded in cost of sales.

The following table summarizes changes in the Company's restructuring related accruals related to its fiscal year 2013 initiatives for the nine months ended March 24, 2013, which are included in accrued salaries, wages, and benefits on the balance sheet (in thousands):

Fiscal Year 2013 Initiatives	El Segundo Fabrication Facility Closure Initiative	Newport Fabrication Facility Resizing Initiative	Other Cost Reduction Activities Initiative	Total
Accrued severance and workforce reduction costs at June 24, 2012	$—	$—	$—	$—
Accrued during the period and charged to asset impairment, restructuring and other charges	5,852	597	4,993	11,442
Costs paid during the period	(5,282)	(597)	(4,893)	(10,772)
Accrued severance and workforce reduction costs March 24, 2013	$570	$—	$100	$670

INTERNATIONAL RECTIFIER CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

11. Asset Impairment, Restructuring and Other Charges (Continued)

Fiscal Year 2013 Initiatives

Fiscal Year 2013 El Segundo Fabrication Facility Closure Initiative

During the first quarter of fiscal year 2013, the Company adopted a restructuring plan to close its El Segundo wafer fabrication facility by the third quarter of fiscal year 2013.  In connection with the plan, the Company estimates it will incur total pre-tax costs of $7.3 million.  These costs consist of $5.9 million of severance and workforce reduction costs, $1.2 million of relocation and re-qualification costs, and $0.2 million of asset impairment costs. In addition to the restructuring charges above, during the three and nine months ended March 24, 2013, the Company recorded $0.2 million and $1.4 million of other charges related to the restructuring initiative in cost of sales.  These other charges, which were for accelerated depreciation and inventory write-downs, are not classifiable as restructuring costs, and affected the ESP reporting segment.
During the three and nine months ended March 24, 2013, cash payments for this initiative were $2.9 million and $5.3 million, respectively, and are estimated to be approximately $0.9 million and $1.0 million for the remainder of fiscal year 2013 and thereafter, respectively.

In addition, the Company estimates it will make cash expenditures of $2.5 million for the decontamination and restoration of this fabrication facility.  These costs were previously considered as part of the asset impairment of the El Segundo Fabrication Facility recorded in the fourth quarter of fiscal year 2012, and are not anticipated to result in additional restructuring charges.

Fiscal Year 2013 Newport, Wales Fabrication Facility Resizing Initiative
During the first quarter of fiscal year 2013, the Company adopted a restructuring plan to resize its wafer fabrication facility in Newport, Wales in several phases by the middle of calendar year 2015.  In connection with the plan, the Company estimates it will incur total pre-tax costs of approximately $13.6 million.  These costs consist of approximately $0.7 million of asset impairment costs, $2.4 million of severance and workforce reduction costs, $4.4 million of decommissioning costs, and $6.1 million of relocation and re-qualification costs.

During the three and nine months ended March 24, 2013, cash payments for this initiative were $0.5 million and $1.7 million, respectively, and are estimated to be approximately $1.5 million and $9.7 million for the remainder of fiscal year 2013 and thereafter, respectively.

Fiscal Year 2013 Other Cost Reduction Activities Initiative

During the first nine months of fiscal year 2013, the Company undertook certain actions to reduce (i) capacity at manufacturing facilities in Mexico, California, and Arizona, as well as (ii) administrative and research and development costs around the world.  As part of the plan, the Company has incurred approximately $5.0 million of severance and workforce reduction costs so far in fiscal year 2013.  The severance and workforce reduction costs recorded during the three months ended March 24, 2013 included $0.2 million for research and development functions.  During the nine months ended March 24, 2013, severance and workforce reduction costs included $2.6 million related to manufacturing functions, and $1.1 million for general and administrative functions, and $1.3 million for research and development functions.

As part of those ongoing efforts, during the nine months ended March 24, 2013, the Company incurred $1.1 million of asset impairment costs for the planned disposition of certain manufacturing equipment related to its manufacturing facility in Mexico, and may incur additional amounts in the future.

The Company has identified a few additional cost reduction actions to be implemented during the three months ending June 30, 2013, at which point this initiative is expected to be completed.

During the three and nine months ended March 24, 2013, cash payments for this initiative were $1.1 million and $4.9 million, respectively, and are estimated to be approximately $0.2 million for the remainder of fiscal year 2013.

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

The Company's "Customer Segments" includes PMD, ESP, AP, EP and HiRel reporting segments.

For the three and nine months ended March 24, 2013 and March 25, 2012, revenues and gross margin by reportable segments were as follows (in thousands, except percentages):

	Three Months Ended
	March 24, 2013			March 25, 2012
Business Segment	Revenues	Percentage of Total	Gross Margin	Revenues	Percentage of Total	Gross Margin
Power Management Devices	$85,209	38.0%	21.0%	$80,653	32.5%	19.0%
Energy Saving Products	43,614	19.4	12.2	57,362	23.1	29.7
Automotive Products	31,107	13.9	22.0	28,799	11.6	18.2
Enterprise Power	20,488	9.1	36.1	32,194	13.0	31.0
HiRel	43,554	19.4	38.4	48,652	19.6	53.3
Customer Segments total	223,972	99.9	24.2	247,660	99.8	29.7
Intellectual Property	296	0.1	100.0	434	0.2	100.0
Consolidated total	$224,268	100.0%	24.3%	$248,094	100.0%	29.8%

	Nine Months Ended
	March 24, 2013			March 25, 2012
Business Segment	Revenues	Percentage of Total	Gross Margin	Revenues	Percentage of Total	Gross Margin
Power Management Devices	$259,309	37.0%	18.7%	$264,350	33.9%	26.2%
Energy Saving Products	124,244	17.7	13.6	192,357	24.6	36.5
Automotive Products	88,359	12.6	14.7	82,345	10.5	22.7
Enterprise Power	86,947	12.4	33.3	98,690	12.6	36.0
HiRel	139,029	19.8	46.5	141,905	18.2	53.0
Customer Segments total	697,888	99.6	24.6	779,647	99.8	34.5
Intellectual Property	2,694	0.4	75.5	1,266	0.2	100.0
Consolidated total	$700,582	100.0%	24.8%	$780,913	100.0%	34.6%

INTERNATIONAL RECTIFIER CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

13. Income Taxes

The Company recorded a tax expense of $1.6 million or 8.1 percent against a loss of $19.6 million for the three months ended March 24, 2013.   The expense was mainly due to $1.9 million in foreign income taxes, $0.5 million in withholding taxes, and $0.2 million in domestic tax expense.  This expense was partially offset by a reduction in foreign uncertain tax positions, arising from lapses in statutes of limitation of approximately $0.6 million, and the utilization of a $0.4 million state tax credit.

The Company recorded a tax expense of $6.1 million or 8.0 percent against a loss of $76.6 million for the nine months ended March 24, 2013.  This was mainly due to a decrease in the United Kingdom ("U.K.") statutory tax rates, which reduced the value of the Company's net deferred tax assets in the U.K. by $3.2 million, expenses related to foreign income taxes of $4.6 million, foreign withholding taxes of $2.0 million, and domestic tax expense of $1.4 million.  The expense was partially offset by the benefit of $4.7 million arising from reduction in uncertain tax positions during the second and third quarters, and the utilization of a $0.4 million state tax credit.

The Company recorded a tax benefit of $4.5 million or 64.5 percent against a loss of $7.0 million for the three months ended March 25, 2012, and an expense of $2.8 million or 17.8 percent against income of $15.9 million for the nine months ended March 25, 2012.  For the three months ended March 25, 2012, the Company recorded a tax benefit of $4.5 million due to a valuation allowance release of $7.8 million related to deferred tax assets in the U.K., $3.1 million related to deferred tax assets in the U.S., a tax benefit of $1.6 million from an unrealized gain which was partially offset by $3.5 million in withholding taxes, $2.3 million in foreign taxes, $1.8 million of deferred charges, and $0.6 million increase in uncertain tax positions.  For the  nine months ended March 25, 2012, the Company recorded a tax expense of $2.8 million due to foreign taxes of $7.3 million, withholding taxes of $3.5 million, deferred charges of $1.8 million, an increase in uncertain tax positions of $1.4 million, tax rate changes that decreased the Company's deferred tax assets by $0.6 million, and $0.6 million in domestic tax expense which was partially offset by the release of $10.9 million of valuation allowances and a $1.6 million benefit from an unrealized gain.

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

During the three months ended March 24, 2013, the reserve for uncertain tax positions increased by $1.6 million to $45.1 million.  This increase resulted primarily from a $3.0 million increase to reserves associated with domestic uncertain tax positions.  The increase was offset by an expiration of statute of limitations of $0.6 million and $0.8 million from changes in currency exchange rates related to prior year uncertain tax positions in certain foreign jurisdictions.  For fiscal year 2013, the benefits associated with uncertain tax positions would result in a benefit to income taxes on the consolidated statement of operations of $13.2 million, and if recognized, would reduce the Company's future effective tax rate.  The reserve is expected to decrease by $7.5 million during the next 12 months primarily due to a lapse in the statute of limitations in certain foreign jurisdictions.

As of March 24, 2013, the Company's accrual of interest and penalties related to uncertain tax positions was $4.0 million.  For the three months ended March 24, 2013, penalties and interest included in the reserves decreased by $0.3 million.

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
The following table provides a reconciliation of the numerator and denominator of the basic and diluted per-share computations for the three and nine months ended March 24, 2013 and March 25, 2012 (in thousands, except per share amounts):
	Three Months Ended		Nine Months Ended
	March 24, 2013	March 25, 2012	March 24, 2013	March 25, 2012
Net income (loss)	$(21,245)	$(2,490)	$(82,742)	$13,136
Less: Income allocated to participating securities	—	—	—	148
Income (loss) available to common stockholders	$(21,245)	$(2,490)	$(82,742)	$12,988

Basic

Weighted average common shares outstanding	69,273	69,104	69,234	69,306
Net income (loss) per common share-basic	$(0.31)	$(0.04)	$(1.20)	$0.19

Diluted

Basic weighted average common shares outstanding	69,273	69,104	69,234	69,306
Effect of dilutive securities – stock options and RSUs	—	—	—	505
Weighted-average common shares and potentially dilutive securities outstanding-dilutive	69,273	69,104	69,234	69,811

Net income (loss) per common share-dilutive	$(0.31)	$(0.04)	$(1.20)	$0.19

For the three and nine months ended March 24, 2013, 1.2 million shares and 2.2 million shares of common stock equivalents, respectively, were antidilutive and were not included in the computation of diluted earnings per share for these periods.  Additionally, for the three and nine months ended March 25, 2012, 0.9 million shares and 0.3 million shares of common stock equivalents, respectively, were antidilutive and were not included in the computation of diluted earnings per share for these periods.  In addition, for the three and nine months ended March 24, 2013, 0.8 million shares and 0.8 million shares, respectively, of contingently issuable restricted stock units for which all necessary conditions had not been met were not included in the computation of diluted earnings per share.

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

During negotiations for the Company's April 2007 divestiture of the Company's Power Control Systems business to Vishay Intertechnology, Inc., certain chemical compounds were discovered in the groundwater underneath one of the Company's former manufacturing plants in Italy, and the Company advised appropriate governmental authorities at about the time of such divestiture.  In August 2010, the Company received a letter from the relevant local authority requiring a confirmation of intention to proceed with preparation of a plan of characterization in relation to the site in question.  The Company has restated to local authorities its prior position from the period following such divestiture that it had not committed to take further action with respect to the site. In October 2012, local authorities contacted the current site owner suggesting that additional groundwater testing should take place and testing was conducted prior to the close of calendar year 2012.  The Company has not been assessed any penalties with respect to the site, and it is too early to assess whether any such penalties will be assessed or other regulatory actions may be taken in the future.

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

Angeles v. Omega.  See Note 15, "Environmental Matters."

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

17. Commitments and Contingencies
In connection with the divestiture of the Company's Power Control Systems business in fiscal year 2007, the Company recorded a provision of $18.6 million for certain tax obligations with respect to divested entities. The balance of the divested entities tax obligations have decreased over time due to settlement of tax audits, lapsing of applicable statutes of limitations, and the decrease in foreign currency translation on the underlying obligation.  As of March 24, 2013, the balance of the divested entities tax obligations was $0.9 million.

18. Stock Repurchase Program

The Company's stock repurchase program authorizes it to repurchase up to $150.0 million of common stock. Stock repurchases under this program may be made in the open market or through privately negotiated transactions. The timing and actual number of shares repurchased depend on market conditions and other factors. The stock repurchase program may be suspended at any time without prior notice. The Company has used and plans to continue to use existing cash to fund the repurchases. All of the shares repurchased by the Company through the program were purchased in open market transactions. For the nine months ended March 24, 2013, the Company repurchased approximately 0.3 million shares for approximately $5.2 million, and to date the Company has purchased approximately 6.2 million shares for approximately $113.2 million under the program.  During the three months ended March 24, 2013, the Company did not repurchase any shares under the stock repurchase program.  As of March 24, 2013, the Company had not cancelled the repurchased shares of common stock, and as such, they are reflected as treasury stock in the March 24, 2013 and June 24, 2012 consolidated condensed balance sheets.

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
Introduction
The following discussion and analysis provides information we believe is relevant to an assessment and understanding of our consolidated results of operations and financial condition.  This discussion should be read in conjunction with our condensed consolidated financial statements and accompanying notes for the three and nine months ended March 24, 2013.  The discussion includes:

•	Overview
•	Results of Operations
•	Liquidity and Capital Resources
•	Critical Accounting Policies

Overview

Our revenues were $224.3 million and $248.1 million for the three months ended March 24, 2013 and March 25, 2012, respectively, and $700.6 million and $780.9 million for the nine months ended March 24, 2013 and March 25, 2012, respectively. Our revenues increased $0.4 million or 0.2 percent compared to the three months ended December 23, 2012.  We currently expect revenues for the fourth quarter of fiscal year 2013 to be between $255 million and $265 million.  The fourth quarter of fiscal year 2013 is a 14-week quarter, though, rather than the usual 13 weeks.  If pro-rated to a typical 13-week quarter, this range would translate to $237 to $246 million in comparison to the $224.3 million in the third quarter; however, since business is not strictly linear in any given quarter, proration is only an approximate comparison.

Our gross margin percentage declined on a year-over-year basis by 5.5 percentage points to 24.3 percent for the three months ended March 24, 2013 compared to the three months ended March 25, 2012 and by 9.8 percentage points to 24.8 percent for the nine months ended March 24, 2013 compared to the nine months ended March 25, 2012. The decrease in gross margin percentage for both the three months and nine months ended March 24, 2013 was mainly a result of a decrease in factory utilization and an unfavorable product mix due to a decline in industrial component sales, which generally have higher gross margins than our consumer and computing component product sales.  We currently expect our gross margin percentage for the fourth quarter of fiscal year 2013 to be between 28 percent and 30 percent.

During the nine months ended March 24, 2013, we continued to implement a number of initiatives to adjust our internal manufacturing footprint and otherwise reduce costs.  We also continued our existing efforts to increase our manufacturing flexibility by qualifying additional technologies and higher value-added products and programs with our contract wafer fabrication and assembly and test suppliers.  We will continue to monitor the demand environment and we may seek to further adjust our operational footprint and take other actions to reflect changes in demand in future periods.

In August 2012, we adopted a restructuring plan to modify our manufacturing strategy and lower our operating expenses in order to more closely align our cost structure with current business conditions.  As part of the plan, we closed our El Segundo wafer fabrication facility in March 2013 with an estimated annual cost savings of approximately $10 million.  As an additional part of the plan, the resizing of our Newport, Wales fabrication facility is expected to continue in several phases through the middle of calendar year 2015 with estimated annual cost savings of approximately $16 million following completion.  Further, we have taken other cost reduction actions to reduce our manufacturing footprint, primarily in our Tijuana, Mexico assembly facility and our worldwide manufacturing overhead groups.

Also as part of our restructuring plan, during the nine months ended March 24, 2013, we reduced our selling, general and administrative ("SG&A") costs and research and development ("R&D") costs mainly through headcount reductions.  In the third quarter of fiscal year 2013, when compared to our run rate exiting the three months ended June 24, 2012, we realized annual cost savings of over $40 million attributed to the combination of headcount reductions from the restructuring and other reductions in spending in our SG&A and R&D expenses.  We will continue to identify additional SG&A and R&D cost savings in order to seek to maintain our total of such expenses at approximately $75 million per quarter when our business is operating at higher revenue levels, even as certain costs (such as incentive bonuses and freight costs) scale upward.   In conjunction with our ongoing operational restructuring plans, we incurred approximately $11.4 million of severance and workforce reduction costs, $1.9 million of asset impairment costs, $1.4 million of equipment relocation and re-qualification costs, and $0.1 million of decommissioning costs during the nine months ended March 24, 2013.  Additionally, we anticipate that we will incur restructuring charges during the remainder of fiscal year 2013 of approximately $1.9 million (See Part I, Item 1, Notes to Consolidated Financial Statements-Note 11, "Asset Impairment, Restructuring and Other Charges").

During the three and nine months ended March 24, 2013, our SG&A expenses decreased by $6.6 million and $13.7 million compared to the three and nine months ended March 25, 2012, respectively.  The year-over-year decrease in SG&A expenses was primarily due to a decrease in headcount related expenses, decreased professional services and decreased travel expenses, partly offset by higher litigation expenses and increased stock compensation expense.  Additionally, depreciation increased by $2.8 million for the nine months ended March 24, 2013 due to the implementation of our Enterprise Resource Planning ("ERP") system at the beginning of the second quarter of fiscal year 2012. We expect our SG&A expenses to be about $47 million in the fourth quarter of fiscal year 2013.

During the three and nine months ended March 24, 2013, R&D expenses decreased $5.9 million and $5.6 million compared to the three and nine months ended March 25, 2012, respectively.  The year-over-year decrease in R&D was primarily driven by lower headcount related expenses as a result of our restructuring initiatives and lower material costs, which were partly offset by the exhaustion of certain reimbursable grant funding at the end of fiscal year 2012, increased asset impairment expense, and increased stock compensation expense.  We expect our R&D expenses to be about $32 million in the fourth quarter of fiscal year 2013.

Our cash flows from operating activities provided $81.6 million of cash during the first nine months of fiscal year 2013 compared to a use of cash of $17.3 million for prior year comparable period.  Our cash, cash equivalents and investments as of March 24, 2013 totaled $402.1 million (excluding restricted cash of $1.4 million), compared to $384.3 million (excluding restricted cash of $1.5 million) as of June 24, 2012.  The increase in our cash and investments was primarily due to a $63.0 million reduction in inventory and a $33.5 million reduction in accounts receivable, significantly offset by our $76.6 million operating loss during the nine months ended March 24, 2013.

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

Fiscal Calendar

When operating under a 52/53 week fiscal calendar, it becomes necessary to have a longer fiscal period approximately every 5-6 years.  In fiscal year 2013, our fiscal year will be 53 weeks long and end on Sunday June 30, 2013.  Accordingly, our fourth fiscal quarter will be 14 weeks long, instead of 13 weeks.  As a result, we expect that revenues and most costs (but not all) will be increased in that quarter to approximately 108 percent of what they otherwise would have been for the typical 13-week quarter.

Results of Operations

Selected Operating Results

The following table sets forth certain operating results for the three and nine months ended March 24, 2013 and March 25, 2012 as a percentage of revenues (in millions, except percentages):
	Three Months Ended				Nine Months Ended
	March 24, 2013		March 25, 2012		March 24, 2013		March 25, 2012
Revenues	$224.3	100.0%	$248.1	100.0%	$700.6	100.0%	$780.9	100.0%
Cost of sales	169.9	75.7	174.1	70.2	526.5	75.1	510.7	65.4
Gross profit	54.4	24.3	74.0	29.8	174.1	24.8	270.2	34.6
Selling, general and administrative expense	43.0	19.2	49.6	20.0	135.4	19.3	149.1	19.1
Research and development expense	28.9	12.9	34.8	14.0	94.5	13.5	100.1	12.8
Amortization of acquisition‑related intangible assets	1.7	0.8	2.1	0.8	5.0	0.7	6.7	0.9
Asset impairment, restructuring and other charges	0.9	0.4	—	—	14.8	2.1	—	—
Gain on disposition of property	—	—	(5.4)	(2.2)	—	—	(5.4)	(0.7)
Operating income (loss)	(20.0)	(9.0)	(7.1)	(2.9)	(75.6)	(10.8)	19.8	2.5
Other expense (income), net	(0.5)	(0.2)	—	—	1.0	0.1	4.1	0.5
Interest expense (income), net	0.1	—	—	—	—	—	(0.3)	—
Income (loss) before income taxes	(19.6)	(8.8)	(7.0)	(2.9)	(76.6)	(10.9)	16.0	2.0
Provision for (benefit from) income taxes	1.6	0.7	(4.5)	(1.8)	6.1	0.9	2.8	0.4
Net income (loss)	$(21.2)	(9.5)%	$(2.5)	(1.0)%	$(82.7)	(11.8)%	$13.1	1.7%

Amounts and percentages in the above table may not total due to rounding.

Revenues and Gross Margin – Three Months Ended

The following table summarizes revenues and gross margin by reportable segment for the three months ended March 24, 2013 compared to the three months ended March 25, 2012.  The amounts in the following table are in thousands:

	Three Months Ended
	March 24, 2013			March 25, 2012			Change
	Revenues	Gross Margin	Gross Margin %	Revenues	Gross Margin	Gross Margin %	Revenues	Gross Margin
Power Management Devices (PMD)	$85,209	$17,868	21.0%	$80,653	$15,344	19.0%	5.6%	2.0ppt
Energy Saving Products (ESP)	43,614	5,301	12.2	57,362	17,051	29.7	(24.0)	(17.5)
Automotive Products (AP)	31,107	6,848	22.0	28,799	5,234	18.2	8.0	3.8
Enterprise Power (EP)	20,488	7,389	36.1	32,194	9,980	31.0	(36.4)	5.1
Commercial Segments total	180,418	37,406	20.7	199,008	47,609	23.9	(9.3)	(3.2)
HiRel	43,554	16,706	38.4	48,652	25,919	53.3	(10.5)	(14.9)
Customer Segments total	223,972	54,112	24.2	247,660	73,528	29.7	(9.6)	(5.5)
Intellectual Property (IP)	296	296	100.0	434	434	100.0	(31.9)	0.0
Consolidated total	$224,268	$54,408	24.3%	$248,094	$73,962	29.8%	(9.6)%	(5.5)ppt

Revenues

Revenues from all our segments, taken as a whole, decreased by $23.8 million, or 9.6 percent, attributed to revenues from our Customer Segments (which excludes the IP segment) decreasing by $23.7 million, or 9.6 percent, for the three months ended March 24, 2013 as compared to three months ended March 25, 2012.  Revenues for our Commercial Segments taken as a whole decreased 9.3 percent from the three months ended March 25, 2012.  Revenues for our HiRel segment decreased 10.5 percent from the three months ended March 25, 2012.
Within our Commercial Segments, revenue from our AP segment increased 8.0 percent for the three months ended March 24, 2013 as compared to the three months ended March 25, 2012.  Revenues for our AP segment increased due to increased demand for new IGBT and MOSFET products.  Revenues for our PMD segment increased 5.6 percent due to increased demand for our universal power supply and industrial products components.  Revenues for our EP segment decreased 36.4 percent due to a decrease in demand for high performance computing and prior generation server components resulting from customer push outs and loss of market share in upcoming server generation components.  Revenues for our ESP segment decreased 24.0 percent due to decreased demand in our industrial and consumer appliance related products resulting from a significant market slowdown in Asia and inventory reductions at our customers.

For the three months ended March 24, 2013, our HiRel segment revenues decreased 10.5 percent compared to the three months ended March 25, 2012.  HiRel experienced a decrease in shipments due to production issues associated with a fabrication transfer.

For the three months ended March 24, 2013, our IP segment revenues decreased $0.1 million, to $0.3 million, compared to the three months ended March 25, 2012.

Gross Margin

Our gross margin percentage decreased by 5.5 percentage points to 24.3 percent for the three months ended March 24, 2013 compared to the three months ended March 25, 2012.  This decrease in our gross margin percentage was the result of a decrease of 3.2 percentage points in gross margin for our Commercial Segments taken as a whole, and a decrease of 14.9 percentage points in gross margin for our HiRel segment.  The decrease in gross margin for our Commercial Segments taken as a group was primarily due to unfavorable product mix from all of segments except our EP segment.  Our ESP segment's gross margin decline was due primarily to increased costs associated with lower factory utilization and unfavorable product mix.  ESP has been particularly severely impacted by the underutilization of several of our manufacturing plants, including our recently closed fabrication facility in El Segundo, California.  As a result, we expect ESP gross margins to improve as our revenue grows and the effects of underutilization diminish.  Our PMD segment's gross margin improved due to lower manufacturing variances, partially offset by unfavorable product mix resulting from lower sales of our industrial component sales.  Our AP segment's gross margin improved due to lower manufacturing expenses from increased production volumes, partially offset by an unfavorable product mix primarily due to an increase in sales of MOSFET products, which are typically lower margin products.  Our EP segment's gross margin improved primarily due to favorable product mix as a result of a much larger decrease in the computing components business than in the server business.  Our computing components business has lower gross margins than our server business.

For the three months ended March 24, 2013, our HiRel segment gross margin percentage decreased by 14.9 percentage points compared to the three months ended March 25, 2012 due to unusual production costs associated with a fabrication transfer. We anticipate that our margins will increase in the upcoming quarter back to recent prior historical levels.

Revenues and Gross Margin – Nine Months Ended

The following table summarizes revenues and gross margin by reportable segment for the nine months ended March 24, 2013 compared to the nine months ended March 25, 2012.  The amounts in the following table are in thousands:

	Nine Months Ended
	March 24, 2013			March 25, 2012			Change
	Revenues	Gross Margin	Gross Margin %	Revenues	Gross Margin	Gross Margin %	Revenues	Gross Margin
Power Management Devices (PMD)	$259,309	$48,496	18.7%	$264,350	$69,302	26.2%	(1.9)%	(7.5)ppt
Energy Saving Products (ESP)	124,244	16,925	13.6	192,357	70,152	36.5	(35.4)	(22.9)
Automotive Products (AP)	88,359	13,013	14.7	82,345	18,727	22.7	7.3	(8.0)
Enterprise Power (EP)	86,947	28,915	33.3	98,690	35,498	36.0	(11.9)	(2.7)
Commercial Segments total	558,859	107,349	19.2	637,742	193,679	30.4	(12.4)	(11.2)
HiRel	139,029	64,655	46.5	141,905	75,274	53.0	(2.0)	(6.5)
Customer Segments total	697,888	172,004	24.6	779,647	268,953	34.5	(10.5)	(9.9)
Intellectual Property (IP)	2,694	2,034	75.5	1,266	1,266	100.0	112.7	(24.5)
Consolidated total	$700,582	$174,038	24.8%	$780,913	$270,219	34.6%	(10.3)%	(9.8)ppt

Revenues

Revenues from all our segments, taken as a whole, decreased by $80.3 million, or 10.3 percent, attributed to revenues from our Customer Segments (which excludes the IP segment) decreasing by $81.8 million, or 10.5 percent, for the nine months ended March 24, 2013 as compared to nine months ended March 25, 2012.  Revenues for our Commercial Segments taken as a whole decreased 12.4 percent compared to the nine months ended March 25, 2012.  Revenues for our HiRel segment decreased 2.0 percent compared to the nine months ended March 25, 2012.

Within our Commercial Segments, AP revenue increased 7.3 percent for the nine months ended March 24, 2013 compared to the nine months ended March 25, 2012.  Revenues for our AP segment increased due to increased demand for new IGBT and MOSFET products.  Revenues for our ESP segment decreased 35.4 percent due to decreased demand in our consumer appliance related products resulting from a significant market slowdown in Asia and inventory reductions at our customers.  Revenues for our EP segment decreased 11.9 percent due to a decrease in demand for high performance computing and prior generation server components resulting from customer push outs and loss of market share in upcoming server generation components.   Revenues for our PMD segment decreased 1.9 percent due to a decrease in demand for our universal power supply and consumer products components.

For the nine months ended March 24, 2013, our HiRel segment revenues decreased 2.0 percent compared to the nine months ended March 25, 2012.

For the nine months ended March 24, 2013, our IP segment revenues increased $1.4 million or 112.7 percent, to $2.7 million. The increase in revenue arose from a one-time $1.7 million sale of patents.  We expect our IP segment revenues will be approximately $0.2 million per quarter in each of the next several quarters.  However, we do intend to continue to seek sale and/or licensing opportunities consistent with our business strategy.

Gross Margin

Our gross margin percentage decreased by 9.8 percentage points to 24.8 percent for the nine months ended March 24, 2013 compared to 34.6 percent for the nine months ended March 25, 2012.  This decrease in our gross margin percentage was the result of a decrease of 11.2 percentage points in gross margin for our Commercial Segments taken as a whole, and a decrease of 6.5 percentage points in gross margin for our HiRel segment.  The decrease in gross margin for all of our Commercial Segments was primarily due to increased costs associated with lower factory utilization, unfavorable change in product mix and increased inventory reserves.  Our ESP segment's gross margin declined due to unfavorable product mix as a result of decreased HVIC product demand which generally are higher margin products than our IGBT products.  Additionally, ESP has been particularly severely impacted by the underutilization of several of our manufacturing plants, including our recently closed fabrication facility in El Segundo, California.  As a result, we expect ESP gross margins to improve as our revenue grows and the effects of underutilization diminish.  Our AP segment's gross margin declined due to unfavorable product mix as a result of an increase in sales of our MOSFET products, which are typically lower margin products.  Our PMD segment's gross margin declined due to an unfavorable change in product mix as a result of reduced revenues from our industrial products, which have higher gross margins than our consumer components business, as well as price erosion.  Our EP segment's gross margin declined primarily due to unfavorable product mix as a result of a decrease in our server business, which has higher gross margins than our computing components business.

HiRel segment's gross margin percentage declined by 6.5 percentage points for the nine months ended March 24, 2013 compared to the nine months ended March 25, 2012 primarily due to unusual production costs associated with a fabrication transfer.

IP segment's gross margin percentage declined by 24.5 percentage points for the nine months ended March 24, 2013 compared to the nine months ended March 25, 2012 due to costs associated with the sale of patents.

Selling, General and Administrative Expense

(Dollars in thousands)	Selling, General and Administrative Expense
	March 24, 2013	% of Revenues	March 25, 2012	% of Revenues	Change
Three months ended	$43,020	19.2%	$49,578	20.0%	(0.8)ppt
Nine months ended	$135,398	19.3%	$149,127	19.1%	0.2ppt

SG&A expense decreased by $6.6 million and $13.7 million for the three and nine months ended March 24, 2013, respectively, compared to the prior year comparable period.  The decrease in SG&A expense was primarily due to a decrease in headcount related expenses as a result of the restructuring initiatives, decreased professional services and decreased travel expenses, partly offset by higher litigation expenses and increased stock compensation expense.  Additionally, depreciation increased by $2.8 million for the nine months ended March 24, 2013 due to the implementation of our ERP system at the beginning of the second quarter of fiscal year 2012. We expect our SG&A expenses to be about $47 million in the fourth quarter of fiscal year 2013.

Research and Development Expense

(Dollars in thousands)	Research and Development Expense
	March 24, 2013	% of Revenues	March 25, 2012	% of Revenues	Change
Three months ended	$28,876	12.9%	$34,798	14.0%	(1.1)ppt
Nine months ended	$94,450	13.5%	$100,053	12.8%	0.7ppt

 R&D expense decreased by $5.9 million and $5.6 million for the three and nine months ended March 24, 2013, respectively, compared to the prior year comparable period.  The decrease was primarily driven by lower headcount related expenses as a result of our restructuring initiatives and lower material costs, which were partly offset by the exhaustion of certain reimbursable grant funding at the end of fiscal year 2012, increased asset impairment expense, and increased stock compensation expense.  We expect our R&D expenses to be about $32 million in the fourth quarter of fiscal year 2013.

Amortization of Acquisition-Related Intangible Assets

(Dollars in thousands)	Amortization of Acquisition-Related Intangible Assets
	March 24, 2013	% of Revenues	March 25, 2012	% of Revenues	Change
Three months ended	$1,663	0.8%	$2,097	0.8%	— ppt
Nine months ended	$5,023	0.7%	$6,651	0.9%	(0.2)ppt

Amortization of acquisition-related intangible assets decreased $0.4 million and $1.6 million for the three and nine months ended March 24, 2013, respectively, compared to the prior year period, primarily a result of the full amortization of various intangible assets during the second half of fiscal year 2012.

Asset Impairment, Restructuring and Other Charges

Asset impairment, restructuring and other charges reflect the impact of certain cost reduction programs and initiatives implemented by us.  These programs and initiatives include the closing of facilities, the termination of employees and other related activities.  Asset impairment, restructuring and other charges include program-specific exit costs, severance benefits pursuant to an ongoing benefit arrangement, and special termination benefits.  Severance costs unrelated to our restructuring initiatives are recorded as an element of cost of sales, research and development ("R&D") or selling, general and administrative expense ("SG&A"), depending upon the classification and function of the employee terminated.  Restructuring costs are expensed during the period in which all requirements of recognition are met.

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

The following tables summarize the total asset impairment, restructuring and other charges by initiative for the three and nine months ended March 24, 2013 (in thousands):

Fiscal Year 2013 Initiatives	Three Months Ended
	March 24, 2013
	El Segundo Fabrication Facility Closure Initiative	Newport Fabrication Facility Resizing Initiative	Other Cost Reduction Activities Initiative	Total
Reported in asset impairment, restructuring and other charges:
Asset impairment	$—	$9	$—	$9
Severance and workforce reduction costs (recoveries)	(5)	—	205	200
Relocation and re-qualification costs	142	529	—	671
Total asset impairment, restructuring and other charges	$137	$538	$205	$880

Fiscal Year 2013 Initiatives	Nine Months Ended
	March 24, 2013
	El Segundo Fabrication Facility Closure Initiative	Newport Fabrication Facility Resizing Initiative	Other Cost Reduction Activities Initiative	Total
Reported in asset impairment, restructuring and other charges:
Asset impairment	$178	$675	$1,062	$1,915
Severance and workforce reduction costs	5,852	597	4,993	11,442
Decommissioning costs	—	55	—	55
Relocation and re-qualification costs	352	1,023	—	1,375
Total asset impairment, restructuring and other charges	$6,382	$2,350	$6,055	$14,787

In addition to the amounts in the table above, $0.2 million and $1.4 million of other charges related to the restructuring initiatives were recorded in cost of sales during the three and nine months ended March 24, 2013, respectively.  These charges, which were for accelerated depreciation and inventory write-downs, are not classifiable as restructuring costs, and were therefore recorded in cost of sales.

The following table summarizes changes in the Company's restructuring related accruals related to its fiscal year 2013 initiatives for the nine months ended March 24, 2013, which are included in accrued salaries, wages, and benefits on the balance sheet (in thousands):

Fiscal Year 2013 Initiatives	El Segundo Fabrication Facility Closure Initiative	Newport Fabrication Facility Resizing Initiative	Other Cost Reduction Activities Initiative	Total
Accrued severance and workforce reduction costs at June 24, 2012	$—	$—	$—	$—
Accrued during the period and charged to asset impairment, restructuring and other charges	5,852	597	4,993	11,442
Costs paid during the period	(5,282)	(597)	(4,893)	(10,772)
Accrued severance and workforce reduction costs March 24, 2013	$570	$—	$100	$670

Fiscal Year 2013 Initiatives

Fiscal Year 2013 El Segundo Fabrication Facility Closure Initiative

During the first quarter of fiscal year 2013, we adopted a restructuring plan to close our El Segundo wafer fabrication facility by the third quarter of fiscal year 2013.  In connection with the plan, we estimate to incur total pre-tax costs of $7.3 million.  These consist of $5.9 million of severance and workforce reduction costs, $1.2 million of relocation and re-qualification costs, and $0.2 million of asset impairment costs.   In addition to the restructuring charges above, during the three and nine months ended March 24, 2013, we recorded $0.2 million and $1.4 million of other charges related to the restructuring initiative in cost of sales.  These other charges, which were for accelerated depreciation and inventory write-downs are not classifiable as restructuring costs, and affected the ESP reporting segment.
During the three and nine months ended of March 24, 2013, cash payments for this initiative were $2.9 million and $5.3 million, respectively, and are estimated to be approximately $0.9 million and $1.0 million for the remainder of fiscal year 2013 and thereafter, respectively.  After the completion of this initiative, we estimate annual cost savings of approximately $10 million. These cost savings are the result of reduced manufacturing overhead costs, which will impact cost of sales.  We do not anticipate these overhead cost savings to be offset by additional costs incurred in other locations.

In addition, we estimate we will make cash expenditures of $2.5 million for the decontamination and restoration of this fabrication facility.  These costs were previously considered as part of the asset impairment of the El Segundo Fabrication Facility recorded in the fourth quarter of fiscal year 2012, and are not anticipated to result in additional restructuring charges.

Fiscal Year 2013 Newport, Wales Fabrication Facility Resizing Initiative

During the first quarter of fiscal year 2013, we adopted a restructuring plan to resize our wafer fabrication facility in Newport, Wales in several phases by the middle of calendar year 2015.  In connection with the plan, we estimate to incur total pre-tax costs of approximately $13.6 million.  These consist of approximately $0.7 million of asset impairment costs, $2.4 million of severance and workforce reduction costs, $4.4 million of decommissioning costs, and $6.1 million of relocation and re-qualification costs.

During the three and nine months ended March 24, 2013, cash payments for this initiative were $0.5 million and $1.7 million, respectively, and are estimated to be approximately $1.5 million and $9.7 million for the remainder of fiscal year 2013 and thereafter, respectively.  After the completion of this initiative, we estimate annual cost savings of approximately $16 million.  These cost savings are the result of reduced manufacturing overhead costs, which will impact cost of sales.  We do not anticipate these cost savings to be offset by additional costs incurred in other locations.

Fiscal Year 2013 Other Cost Reduction Activities Initiative

During the first nine months of fiscal year 2013, we undertook certain actions to reduce (i) capacity at manufacturing facilities in Mexico, California, and Arizona, as well as (ii) administrative and research and development costs around the world.  As part of the plan, we incurred approximately $5.0 million of severance and workforce reduction costs so far in fiscal year 2013.  The severance and workforce reduction costs recorded during the three months ended March 24, 2013 included $0.2 million for research and development functions.  During the nine months ended March 24, 2013, severance and workforce reduction costs included $2.6 million related to manufacturing functions, $1.1 million for general and administrative functions, and $1.3 million for research and development functions.

As part of those ongoing efforts, during the nine months ended March 24, 2013, we incurred $1.1 million of asset impairment costs for the planned disposition of certain manufacturing equipment related to our manufacturing facility in Mexico, and may incur additional amounts in the future.

We have identified a few additional cost reduction actions to be implemented during the three months ending June 30, 2013, at which point this initiative is expected to be completed.

During the three and nine months ended March 24, 2013, cash payments for this initiative were $1.1 million and $4.9 million, respectively, and are estimated to be approximately $0.2 million for the remainder of fiscal year 2013.  After the completion of this initiative, we estimate annual cost savings of approximately $18 million.  These cost cuts will result in reduced cost of sales, as well as lower SG&A and R&D expenses.  We do not anticipate these cost savings to be offset by additional costs incurred in other locations.

Other Expense, Net

Other expense (income), net includes, primarily, gains and losses related to foreign currency fluctuations and investment impairments.  Other income, net was $0.5 million and $0.0 million for the three months ended March 24, 2013 and March 25, 2012, respectively. Other income, net for the three months ended March 24, 2013 includes a release of tax indemnification reserves of $1.1 million, which was partly offset by a foreign currency exchange loss of $0.3 million due to fluctuations in foreign exchange currencies, and a cost-based investment impairment charge of $0.4 million.  The prior year comparable period included a foreign currency exchange loss of $0.2 million and a derivative impairment charge of $0.2 million, which were partially offset by a release of tax indemnification reserves.

Other expense, net was $1.0 million and $4.1 million for the nine months ended March 24, 2013 and March 25, 2012, respectively. Other expense, net for the nine months ended March 24, 2013 includes a foreign currency exchange loss of $1.9 million due to fluctuations in foreign exchange currencies, and a cost-based investment impairment charge of $0.4 million, which were partially offset by a release of tax indemnification reserves.  The prior year comparable period included a foreign currency exchange loss of $2.1 million due to fluctuations in foreign exchange currencies, and investment impairment charges of $2.4 million, which were partially offset by a release of tax indemnification reserves.

Interest Income, Net
Interest expense (income), net, was $0.1 million and $0.0 million for the three and nine months ended March 24, 2013, respectively, compared to interest expense (income), net, of $(0.0) million and $(0.3) million for the prior year comparable periods, respectively.

Income Taxes

We recorded a tax expense of $1.6 million or 8.1 percent against a loss of $19.6 million for the three months ended March 24, 2013.   The expense was mainly due to $1.9 million in foreign income taxes, $0.5 million in withholding taxes, and $0.2 million in domestic tax expense.  This expense was partially offset by a reduction in foreign uncertain tax positions, arising from lapses in statutes of limitation of approximately $0.6 million, and the utilization of a $0.4 million state tax credit.

We recorded a tax expense of $6.1 million or 8.0 percent against a loss of $76.6 million for the nine months ended March 24, 2013.  This was mainly due to a decrease in the United Kingdom ("U.K.") statutory tax rates, which reduced the value of our net deferred tax assets in the U.K. by $3.2 million, expenses related to foreign income taxes of $4.6 million, foreign withholding taxes of $2.0 million, and domestic tax expense of $1.4 million.  The expense was partially offset by the benefit of $4.7 million arising from a reduction in uncertain tax positions during the second and third quarters, and the utilization of a $0.4 million state tax credit.

We recorded a tax benefit of $4.5 million or 64.5 percent against a loss of $7.0 million for the three months ended March 25, 2012, and an expense of $2.8 million or 17.8 percent against income of $15.9 million for the nine months ended March 25, 2012.  For the three months ended March 25, 2012, we recorded a tax benefit of $4.5 million due to a valuation allowance release of $7.8 million related to deferred tax assets in the U.K., $3.1 million related to deferred tax assets in the U.S. and a $1.6 million benefit from an unrealized gain which was partially offset by $3.5 million in withholding taxes, $2.3 million in foreign taxes, $1.8 million of deferred charges, and $0.6 million increase in uncertain tax positions.  For the  nine months ended March 25, 2012, we recorded a tax expense of $2.8 million due to foreign taxes of $7.3 million, withholding taxes of $3.5 million, deferred charges of $1.8 million, an increase in uncertain tax positions of $1.4 million, tax rate changes that decreased our deferred tax assets by $0.6 million, and $0.6 million in domestic tax expense which was partially offset by the release of $10.9 million of valuation allowances and a $1.6 million benefit from an unrealized gain.

We operate in multiple foreign jurisdictions with lower statutory tax rates, and our operations in Singapore have the most significant impact on the effective tax rate.  We expect to be subject to an effective tax rate of 17 percent in Singapore for fiscal year 2013.

Liquidity and Capital Resources

Cash Requirements

Sources and Uses of Cash

We require cash to fund our operating expense and working capital requirements, capital expenditures, strategic growth initiatives, and funds to repurchase our common stock under our stock repurchase program.  Our primary sources for funding these requirements are cash and investments on hand and cash from operating activities.  On October 25, 2012 we entered into a $100 million unsecured revolving credit facility as discussed below.  To maintain the availability of the facility, we have to comply with a number of covenants and satisfy a number of conditions, including a minimum available liquidity requirement. We are currently in compliance with the financial tests and covenants contained in the revolving credit agreement.

Total cash, cash equivalents, and investments at March 24, 2013 and June 24, 2012 were as follows (in thousands):

	March 24, 2013	June 24, 2012
Cash and cash equivalents	$386,994	$305,423
Investments	15,058	78,926
Total cash, cash equivalents, and investments	$402,052	$384,349

As of March 24, 2013, we had $402.1 million of cash (excluding $1.4 million of restricted cash), cash equivalents and short-term and long-term investments, consisting of available-for-sale fixed income and investment‑grade securities, an increase of $17.7 million from June 24, 2012.  The increase in our cash and investments was primarily due to a $63.0 million reduction in inventory and a $33.5 million reduction in accounts receivable, significantly offset by our $76.6 million operating loss during the nine months ended March 24, 2013.  As of March 24, 2013, we had an increase of $81.6 million in cash and cash equivalents, and a decrease in investments of $63.9 million from June 24, 2012.  We reduced our investments and increased our cash and cash equivalents in the short-term in an effort to align our long-term investment strategy to preserve principal and maintain liquidity while achieving moderate returns on the investment portfolio.

We believe that our existing cash and cash equivalents will be sufficient to meet operating requirements and satisfy our existing balance sheet liabilities and other cash obligations for at least the next twelve months.  Our cash and cash equivalents are available to fund working capital needs, strategic growth initiatives, business acquisitions if any, repurchase of stock for our common stock repurchase program and capital expenditures.  During the nine months of fiscal year 2013, we have taken actions to meet our longer term revenue growth goals, including making capital investments in our manufacturing operations.  We plan to continue expanding our manufacturing capabilities for key technologies in anticipation of meeting our long term strategic goals.
Our outlook for the remainder of fiscal year 2013 is that our cash flow from operating activities in the final quarter will be positive.  We estimate that cash capital equipment expenditures for the fourth quarter of fiscal year 2013 will be about $15 million as we invest in new manufacturing process technologies.
Cash Flows
Our cash flows were as follows (in thousands):
	Nine Months Ended
	March 24, 2013	March 25, 2012
Cash flows provided by (used in) operating activities	$81,631	$(17,262)
Cash flows provided by (used in) investing activities	3,020	(39,838)
Cash flows used in financing activities	(2,360)	(22,905)
Effect of exchange rate changes on cash and cash equivalents	(720)	(1,226)
Net increase (decrease) in cash and cash equivalents	$81,571	$(81,231)

Non-cash adjustments to cash flow generated by operating activities during the nine months ended March 24, 2013 included $68.6 million of depreciation and amortization, $16.4 million of stock compensation expense, and $15.3 million from the provision for inventory write-downs.  Changes in operating assets and liabilities increased cash provided by operating activities by $43.4 million, primarily attributed to decreases in trade accounts receivable and inventories, partially offset by decreases in accounts payable, accrued salaries, wages and benefits, accrued income taxes payable, and other accrued expenses.  These sources of cash flows from operations were partially offset by the net loss incurred during the period.
Cash provided by investing activities during the nine months ended March 24, 2013 was primarily the result of proceeds from the sale and maturities of investments of $73.6 million, almost fully offset by capital expenditures of $60.9 million and purchases of investments of $10.0 million.
Cash used in financing activities during the nine months ended March 24, 2013 of $2.4 million was primarily the result of cash used for stock repurchases under the stock repurchase program, partly offset by cash receipts from stock option exercises.
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

As of March 24, 2013, we were in compliance with the financial tests and covenants, and there were no amounts outstanding under the Credit Facility.

Working Capital

Our working capital is dependent on demand for our products and our ability to manage accounts receivable and inventories.  Other factors which may result in changes to our working capital levels are our restructuring initiatives, investment impairments and share repurchases.
The changes in working capital for the nine months ended March 24, 2013 were as follows (in thousands):
	March 24, 2013	June 24, 2012	Change
Current Assets
Cash and cash equivalents	$386,994	$305,423	$81,571
Restricted cash	613	595	18
Short-term investments	15,058	63,872	(48,814)
Trade accounts receivable, net	134,987	168,499	(33,512)
Inventories	231,703	294,702	(62,999)
Current deferred tax assets	5,040	5,110	(70)
Prepaid expenses and other receivables	35,529	29,845	5,684
Total current assets	$809,924	$868,046	$(58,122)

Current Liabilities
Accounts payable	64,565	$88,726	$(24,161)
Accrued income taxes	470	750	(280)
Accrued salaries, wages and commissions	34,721	40,403	(5,682)
Other accrued expenses	77,211	83,164	(5,953)
Total current liabilities	176,967	213,043	(36,076)
Net working capital	$632,957	$655,003	$(22,046)

For the changes in cash and investments, please see the discussions above under sources and uses of cash and cash flows.
The decrease in net trade accounts receivable of $33.5 million reflects the decrease in quarterly revenues of approximately 17 percent from the three months ended June 24, 2012 while our days-sales-outstanding decreased by approximately 2 days.
The decrease in inventories of $63.0 million included a $39.5 million decrease in finished goods, a $18.7 million decrease in work-in-process, and a $4.8 million decrease in raw materials.  Due to this decrease in inventory, inventory weeks decreased to approximately 18 weeks from 19 weeks.
The decrease in accounts payable of $24.2 million reflects reduced manufacturing activity, lower capital expenditures, and the timing of payments.
Other
In connection with certain tax matters described in Note 13, "Income Taxes," in the Notes to Unaudited Condensed Consolidated Financial Statements, we are pursuing refunds for income taxes we believe to have overpaid in certain jurisdictions. In these jurisdictions, we cannot determine that the realization of the tax refunds of $2.7 million is more likely than not and as such, we have not recognized them as income tax benefits in our consolidated financial statements.

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
Apart from the operating lease obligations and purchase commitments discussed in our 2012 Annual Report, we do not have any off-balance sheet arrangements as of March 24, 2013.
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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rates
Our exposure to interest rate risk is primarily through our investment portfolio as we currently do not have outstanding long-term debt.  The objectives of our investments in debt securities are to preserve principal and maintain liquidity while achieving moderate returns on the investment portfolio.  To achieve these objectives, the returns on our investments in short-term fixed-rate debt securities will be generally compared to yields on money market instruments such as industrial commercial paper, LIBOR, or Treasury Bills.  Investments in longer term fixed-rate debt securities will be generally compared to yields on comparable maturity Government or high grade corporate instruments with an equivalent credit rating.  Based on our investment portfolio and interest rates at March 24, 2013, a 100 basis point increase or decrease in interest rates would result in an annualized change of approximately $0.1 million in the fair value of the investment portfolio.  Changes in interest rates may affect the fair value of the investment portfolio; however, unrealized gains or losses are not recognized in net income unless the investments are sold or the gains or losses are considered to be other-than-temporary.
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

For its balance sheet transaction risk hedging program, we had approximately $43.8 million in notional amounts of currency forward contracts not designated as accounting hedges at March 24, 2013. The net realized and unrealized foreign‑currency gains (losses) related to forward contracts not designated as accounting hedges recognized in earnings, as a component of other expense, were $2.1 million and $(0.0) million for the three and nine months ended March 24, 2013, respectively, and $(0.9) million and $(5.7) million for the three and nine months ended March 25, 2012, respectively.
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
At March 24, 2013, we had $402.1 million of total cash (excluding $1.4 million of restricted cash), cash equivalents and investments, consisting of available-for-sale fixed income securities.  We manage our total investment portfolio to encompass a diversified pool of investment‑grade securities. The average credit rating of our investment portfolio is AAA/Aaa.  Our investment policy is to manage our total cash and investment balances to preserve principal and maintain liquidity while achieving moderate returns on the investment portfolio.  Additionally, there are certain equity investments in our portfolio which continue to have strategic value, and we generally do not attempt to reduce or eliminate our market exposure in these investments.  For securities that we no longer consider strategic, we evaluate legal, market, and economic factors in our decision on the timing of disposal.  We may or may not enter into transactions to reduce or eliminate the market risks of our investments.

During the three and nine months ended March 24, 2013, there was no other-than-temporary impairment to our market priced available-for-sale securities. See Part I, Item 1A, "Risk Factors—Our investments in certain securities expose us to market risks", set forth in our 2012 Annual Report.

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
Our management, under the supervision and with the participation of our CEO and CFO, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of March 24, 2013.  Based upon this evaluation, our CEO and CFO concluded that, as of March 24, 2013, our disclosure controls and procedures were effective.
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

During the fiscal quarter ended March 24, 2013 there were no changes in internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a) None

(b) None

(c) Purchase of Equity Securities

The following provides information on a monthly basis for the three months ended March 24, 2013 with respect to the Company's purchases of equity securities:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans Programs (1)	Maximum Number (or approximate Dollar Value) of Shares that May Yet be Purchased under the Plans or Programs
December 24, 2012 to January 20, 2013	―	$—	—	$36,824,598
January 21, 2013 to February 17, 2013	―	$—	—	$36,824,598
February 18, 2013 to March 24, 2013	―	$—	—	$36,824,598

(1)  The Company's stock repurchase program authorizes it to repurchase up to $150.0 million of common stock.

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
10.1
Amendment to Credit Agreement, dated as of March 25, 2013, among International Rectifier Corporation, the Lenders named therein, and Wells Fargo Bank, National Association, as Administrative Agent, Swing Line Lender and L/C Issuer, and Wells Fargo Securities, LLC, as Lead Arranger and Sale Bookrunner. (1)

10.2
Letter Agreement dated December 7, 2012, between International Rectifier Corporation and Gary Tanner (incorporated by reference to Exhibit 10.1 of Current Report on Form 8-K, filed with the Securities and Exchange Commission on December 11, 2012). (2)

10.3
Change-in-Control Severance Agreement dated December 7, 2012 between International Rectifier Corporation and Gary Tanner (incorporated by reference to Exhibit 10.2 of Current Report on Form 8-K, filed with the Securities and Exchange Commission on December 11, 2012). (2)

10.4	Description of Executive Officer Cash Incentive Program Performance Goals for Third and Fourth Quarter of Fiscal Year 2013 (incorporated by reference to Item 5.2 (e) of Current Report on Form 8-K, filed February 7, 2013, with the Securities and Exchange Commission). (2)
31.1	Certification Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, Adopted Pursuant to Section 302 of the Sarbanes‑Oxley Act of 2002 (1)
31.2	Certification Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, Adopted Pursuant to Section 302 of the Sarbanes‑Oxley Act of 2002 (1)
32.1	Certification Pursuant to 18 U.S.C. 1350, Adopted Pursuant to Section 906 of the Sarbanes‑Oxley Act of 2002 (1)
32.2	Certification Pursuant to 18 U.S.C. 1350, Adopted Pursuant to Section 906 of the Sarbanes‑Oxley Act of 2002 (1)
101.INS	XBRL Instance (3)
101.SCH	XBRL Taxonomy Extension Schema (3)
101.CAL	XBRL Extension Calculation (3)
101.LAB	XBRL Extension Labels (3)
101.PRE	XBRL Taxonomy Extension Presentation (3)
101.DEF	XBRL Taxonomy Extension Definition (3)

(1)	Denotes document submitted herewith.
(2)             Denotes management contract or compensation arrangement or agreement.
(3)             Furnished, not filed.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
INTERNATIONAL RECTIFIER CORPORATION
Date: April 29, 2013	/s/ ILAN DASKAL
Ilan Daskal Chief Financial Officer (Principal Financial and Accounting Officer)