Form 10-K
period 2013-06-30
INTERNATIONAL RECTIFIER CORP /DE/
filed 2013-08-20
CIK 316793

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended June 30, 2013
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
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒ No ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by checkmark whether the registrants submitted electronically and posted on its corporate Website, if any, every Interactive Data file required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files.) Yes ☒ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one)

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
The aggregate market value of the registrant’s voting common stock, par value $1.00 per share, held by non-affiliates as of the last business day of the registrant’s most recently completed second fiscal quarter was $1,228,885,481 (computed using the closing price of a share of Common Stock on December 23, 2012, reported by the New York Stock Exchange).

There were 70,784,753 shares of the registrant’s common stock, par value $1.00 per share, outstanding on August 12, 2013.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s definitive Proxy Statement for its 2013 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission within 120 days after June 30, 2013, are incorporated by reference into Part III hereof.

Note Regarding Forward-Looking Statements

We have made statements in this Annual Report on Form 10-K which are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These statements relate to expectations concerning matters that (a) are not historical facts, (b) predict or forecast future events or results, or (c) embody assumptions that may prove to have been inaccurate. These forward-looking statements involve risks, uncertainties and assumptions. When we use words such as “anticipate,” “believe,” “estimate,” “expect,” “forecast,” “intend,” “may,” “plan,” “should,” or similar expressions, we are making forward-looking statements. Although we believe that the expectations reflected in such forward-looking statements are reasonable, we cannot give readers any assurance that such expectations will prove correct. The actual results may differ materially from those anticipated in the forward-looking statements as a result of numerous factors, many of which are beyond our control. Important factors that could cause actual results to differ materially from our expectations include, but are not limited to, the factors discussed in Part I, Item 1A, “Risk Factors” and in “Critical Accounting Policies and Estimates” within Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” All forward-looking statements attributable to us are expressly qualified in their entirety by the factors that may cause actual results to differ materially from anticipated results. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect our opinion only as of the date hereof. We undertake no duty or obligation to revise these forward-looking statements. Readers should carefully review the risk factors described in this document as well as in other documents we file from time to time with the Securities and Exchange Commission.

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

Power semiconductors convert raw power from an electrical outlet, a battery, an alternator running off an internal combustion engine, hybrid electric vehicle (“HEV”) or electric vehicle (“EV”), or a renewable energy source, into more efficient and useful power for a wide range of electrical and electronic systems and equipment. The more sophisticated the end product, the greater the need for specially-formatted, finely-regulated power. The importance of power semiconductor technology rises with the increasing complexity of electronic products and the worldwide proliferation of electronic features in information technology, industrial, consumer, aerospace and defense and automotive products.

With the increasing demand for energy usage worldwide and generally rising energy costs, governments, businesses, and consumers alike are striving to conserve energy and demand more efficient uses of power in all types of electronic products including computers, appliances, military aircraft, and hybrid cars. According to iSuppli Corporation (“iSuppli”), a semiconductor industry market research company, the market for power management semiconductors for calendar year 2013 is about $31.1 billion, primarily in power switching transistors including power MOSFETS and IGBTs and ICs.

Power management semiconductors enable energy savings and improve performance by delivering the power tailored for a particular electrical device, rather than delivering a constant stream of power. The information technology, industrial, computing, consumer, high reliability and automobile industries use power management semiconductors to promote energy efficiency and improve product and device performance metrics.

Our products include power metal oxide semiconductor field effect transistors (“MOSFETs”), high voltage analog and mixed signal integrated circuits (“HVICs”), low voltage analog and mixed signal integrated circuits (“LVICs”), digital integrated circuits (“ICs”), radiation‑resistant (“RAD-Hard”) power MOSFETs, insulated gate bipolar transistors (“IGBTs”), high reliability DC-DC converters, digital controllers, integrated power modules, and automotive product packages.

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

Business Strategy

We focus on energy efficiency by improving the technology and design of our power management products and have significantly expanded our product offerings over the years. To achieve our mission, our business strategy is focused on the following key elements:

•
Providing power management solutions tailored to target market segment applications and customers’ needs. Our business is divided into six reporting segments: Power Management Devices, Energy Saving Products, Automotive Products, Enterprise Power, HiRel, and Intellectual Property. Except for our Intellectual Property segment, our segments are organized around the end markets and customers that they target and serve. We call these segments (excluding our Intellectual Property segment which is described in “Products and Technology” section) our “Customer Segments,” and they consist of the following:

•
Power Management Devices (“PMD”) – Our PMD segment provides high performance power MOSFETs with the widest range of packages up to 250V within the power management semiconductor industry for a range of applications including power supply, data processing, telecommunications, industrial, and commercial battery-powered systems. Key products used by our PMD segment include Trench HEXFET®MOSFETs, Discrete HEXFET®MOSFETs, Dual HEXFET®MOSFETs, FETKY®s, and DirectFET®s.

•
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

•
Automotive Products (“AP”) – Our AP segment provides high performance and energy saving solutions for a broad variety of automotive systems, ranging from typical 12V power net applications up to 1200V hybrid electric vehicle applications. Our automotive expertise includes supplying products for various automotive applications including AC and DC motor drives of all power classes, actuator drivers, automotive lighting (such as high intensity discharge lamps), direct fuel injection for diesel and gasoline engines, hybrid electric vehicle power train and peripheral systems for micro, mid, full and plug-in hybrids for electric vehicles, as well as for body electronic systems like glow plugs, Positive Temperature Coefficient (“PTC”) heaters, electric power steering, fuel pumps, Heating Ventilation and Air Conditioning (“HVAC”) and rear wipers. Our automotive product designs are used in application‑specific solutions, application‑specific integrated circuits (“ASICs”) and application‑specific standard parts (“ASSPs”) and generic high volume products for multiple original equipment manufacturer (“OEM”) platform usage. The AP segment's key products include our HVICs, intelligent power switch ICs, power MOSFETs including DirectFET®, IGBTs, Diodes and advanced power modules.

•
Enterprise Power (“EP”) – Our EP segment provides components for primary applications including servers, storage, routers, switches, infrastructure equipment, notebooks, graphic cards, and gaming consoles. The large and growing server market has placed an emphasis and premium on power density, efficiency and performance. We see this trend increasing in other EP segment target applications. We offer a broad portfolio of power management system products that deliver benchmark power density, efficiency and performance. The EP segment's key products include our DirectFET® discrete products, CHiL digital PWM controllers, power monitoring products, XPhase®, SupIRBuckTM, iPOWIR® voltage regulators, Low voltage ICs, and PowIRstagesTM.

•
HiRel – Our HiRel segment provides high-reliability power components and sub-assemblies designed to address power management requirements in mission critical applications including satellites and space exploration vehicles, military hardware, and other high reliability applications such as commercial aircraft, undersea telecommunications, and oil drilling in heavy industry, as well as products used in biomedical applications.  Our HiRel segment has a legacy of more than thirty years of experience in many of these applications, has developed strategic relationships with major system integrators worldwide and has the knowledge, technology and processes required to meet the requirements of customers in the high-reliability markets.  The HiRel segment's key products include our RAD-Hard discretes, RAD-Hard ICs, power management modules, DC-DC converters and High Temperature converters.

•	Establishing leadership in core power management technologies. Our goal is to establish leadership in core technologies and expertise related to the solutions we offer, as follows:

•
Proprietary process technology - Our manufacturing efforts are heavily focused on proprietary processes that support our power management products. As products decrease in size and increase in functionality or power density, our wafer fabrication facilities must be able to manufacture power management solutions with deep sub-micron pattern widths or ultra thin wafers. This precision fabrication carries over to assembly and test operations, where advanced packaging technology and comprehensive testing are required to address the ever increasing performance and complexity embedded in our integrated circuits or power devices.

•
Packaging technology - Innovative packaging technology can help to address growth opportunities within our business segments by helping our products to deliver better efficiency, enhanced functionalities and performances, as well as the various physical sizes required by our customers. We have developed a number of proprietary packaging technologies to support our broad portfolio of power management semiconductors. We also have developed specific packaging technologies to help enhance our offerings in particular applications. Our DirectFET2® package for automotive applications is an example of the use of our packaging technology adapted to a specific industry application. This package provides low die free package resistance, low top-side thermal impedance and low package inductance with no wire bonds or molding.

•
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

•
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

•
The building of an efficient and flexible manufacturing and supply chain. Our manufacturing strategy is to build our products using a mix of internal factories and external contract manufacturers, whether for wafer fabrication or assembly. In particular, we prefer to use our internal factories primarily to manufacture new products and products where we utilize proprietary technologies, and external foundries and contract manufacturers to supplement our internal capacity, as well as respond to changes in demand for wafer fabrication and back-end assembly. During fiscal year 2013, in order to provide us additional flexibility to adjust our internal manufacturing footprint to changes in demand, we added additional capacity to our existing contract wafer fabrication and assembly capacity related to certain proprietary, and higher value-added products and programs. In the past, we have targeted external contractors for up to 30 percent of our wafer fabrication needs, and 70 percent of our packaging needs. While we have achieved these goals in the past, these external contractor percentages fluctuate quarter to quarter based upon management’s decision to adjust the mix of internal and external manufacturing in light of changes in actual and/or anticipated demand, the availability of internal and external capacity, and the lead times required to increase capacity. Going forward, we plan to target our use of external contractors for up to 50 percent of our wafer fabrication needs and 75 percent of our packaging needs. As our reliance upon external foundries and contract manufacturers’ increases, we are exposed to a higher degree of manufacturing and supply chain risk (See Part I, Item 1A, “Risk Factors”).

•
Strategic relationships with Tier One Original Equipment Manufacturers (“OEMs”), Original Design Manufacturers (“ODMs”), and Distributors. We seek to expand our relations with industry leaders and develop business relationships with key OEMs, ODMs, and distributors, in each of our target markets in order to be able to deliver advanced solutions to our customers. As part of our strategy, we bring to our customers an experienced technical sales team that is recognized for their ability to assist customers in providing power management solutions for the customers’ immediate and longer-term technology and product requirements. These technical sales teams are comprised of account managers and field application engineers. These teams interface with our customers and work closely with their designers and purchasing organizations to integrate our products and/or solutions into theirs to achieve the desired results. To better understand and respond to our customers’ longer-term needs, our technical sales teams often facilitate communication from customers to the IR respective marketing and design center teams who try to address their evolving technological needs.

Products and Technology

The following table summarizes the types of products and end-market applications for our customer segments:

(In thousands)	Power Management Devices	Energy Saving Products	Automotive Products	Enterprise Power	HiRel
Revenues by Fiscal year
2013	$367,762	$176,386	$124,695	$116,302	$188,831
2012	$367,913	$243,340	$113,353	$132,164	$192,229
2011	$456,764	$275,044	$112,174	$134,627	$190,547
Primary product function	Power conversion and management which include the lowest RDS(on) and widest range of packages up to 250V for a diverse range of applications.	Integrated design platforms that enable customers to add energy‑conserving features that help achieve lower operating energy costs and overall system manufacturing bill of material costs.
Provide high performance and energy saving solutions for a broad variety of automotive systems, ranging from typical 12V power net applications up to 1200V hybrid electric vehicle power management solutions.
				Power management system solutions that deliver power density, efficiency and performance in enterprise power.	Discrete components, complex hybrid power module assemblies and rugged DC-DC converters utilize leading-edge power technology together with demanding environmental specifications.
Type of products	Trench HEXFET® MOSFETs, discrete HEXFET® MOSFETs, dual HEXFET® MOSFETs, FETKY®, DirectFET®s	High voltage ICs, Digital control ICs, iRAM integrated power modules, IGBTs	HVICs, intelligent power switch ICs, power MOSFETs including DirectFET®, IGBTs, Diodes and advanced power modules	CHil Digital PWM Controllers, Low voltage ICs, DirectFET®s, SupIRBuck™, XPhase® , iPOWIR®, and PowIRstagesTM	RAD-Hard MOSFETs RAD-Hard ICs, power modules/hybrid solutions, motor controls, DC-DC converters, high temperature converters
End applications	Power supply, data processing, tele-communications and industrial and commercial battery-powered systems	Motor control appliances, industrial automation, lighting and display, audio and video
AC and DC motor drives of all power classes, actuator drivers, automotive lighting (such as high intensity discharge lamps), direct fuel injection in diesel and gasoline engines, hybrid electric vehicle power train and peripheral systems in micro, mild, full and plug-in hybrids or electric vehicles, as well as for body electronic systems like glow plugs, PTC heater, electric power steering, fuel pumps, HVAC and rear wipers
				Servers, storage, routers, switches, infrastructure equipment, notebooks, graphic cards, gaming consoles
Satellites, space exploration vehicles, military hardware and other high-reliability hardware such as commercial aircraft, undersea telecommunications, oil drilling, high reliability devices in heavy industry and biomedical

Not included within our customer segments or the above table are our Intellectual Property (“IP”) segment, which is comprised primarily of royalty revenues. Our IP segment reported $3.1 million of revenues for fiscal year 2013. For additional financial information concerning our segments, see Part II, Item 7, “Management’s Discussion and Analysis – Revenues and Gross Margin.”

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

The table below provides information about our manufacturing facilities and products:

Facility and Approximate Total Size	Products
Fabrication Facilities
Temecula, California, 413,700 sq. ft.	Wafer fabrication of HEXFET® power MOSFETs, IGBTs, HEXFREDS, IC's, High Reliability products including Radiation Hardened HEXFET® power MOSFETs
Mesa, Arizona, 35,000 sq. ft.	Epitaxial Silicon film deposition wafer production for HEXFET®, power MOSFETs, IGBTs and IC products
Newport, South Wales, U.K. 450,300 sq. ft.	ICs, power MOSFETs, IGBTs, and GaN
Singapore, 60,200 sq. ft.	Ultra-thin wafer processing of power MOSFETs and IGBTs
St. Paul, Minnesota, 17,400 sq. ft.	Epitaxial wafer production for power semiconductor devices
Assembly Facilities
Leominster, Massachusetts, 72,000 sq. ft.	For the High Reliability market: RAD-Hard MOSFETs, RAD-Hard ICs, power modules/hybrid solutions, and motor controls
San Jose, California, 34,200 sq. Ft.	High Reliability DC/DC converters
Tijuana B.C., Mexico, 195,000 sq. Ft.	HEXFET®, power MOSFETs, IGBT, High Reliability Discretes, and DirectFET

As discussed above under “Business Strategy: The building of an efficient and flexible manufacturing and supply chain”, where we describe our manufacturing strategy, we use third party foundries for wafer fabrication as well as third party contract manufacturers for back-end assembly and test of products in facilities outside of the United States.

Marketing, Sales and Distribution

For the fiscal year ended June 30, 2013, we derived approximately 57.3 percent, 35.1 percent and 7.6 percent of our revenues from sales to distributors, OEMs, and contract manufacturers, respectively. Our sales organization consists of sales employees, field application engineers and inside sales employees, as well as external sales representatives. We divide our sales team into regional sales organizations in the Americas, Europe, Asia Pacific and Japan. Our regional sales organizations are supported by the business unit groups within each of our reportable segments which coordinate the marketing activities for their respective products.  The regional sales organizations are also supported by a global logistics organization which manages owned warehouses, as well as relationships with third party delivery hubs. Product orders flow to our manufacturing facilities or third party contract manufacturers, which make the products. The products are then shipped through owned warehouses or third-party delivery hubs for delivery to the customers.

The primary function of our sales organization is demand creation activities to help identify power management energy‑efficiency opportunities within our key customer applications, assist our customers in designing our products into their applications and provide longer-term solutions based on our customers’ technology and product plans and requirements. In many circumstances, we sell our products to the contract manufacturer of the OEM.

The primary goal of our marketing organization is to collect and consolidate inputs from our customers and sales team and integrate this knowledge with information gathered from our research and development (“R&D”) group to develop enhanced solutions that can address our customers’ power management requirements. Our marketing activities involve, among other things, using existing products to improve efficiency, density and/or cost of customers’ power solutions, as well as assessing and developing new solutions to exceed the capabilities of products and solutions currently available in the market.

We also utilize our distributors’ larger sales force, account networks, inventory programs and logistics services to provide our customers with additional products, order fulfillment options, and flexibility. A significant portion of our sales to distributors are subject to agreements which may include standard stock rotation and price protection provisions, as well as ship and debit rights.

For financial information about the results of our geographic areas for each of the last three fiscal years, refer to Part II, Item 8, Note 8, “Segment Information” of Notes to Consolidated Financial Statements. For the risks attendant to our foreign operations, see Part I, Item 1A, “Risk Factors – Our international operations expose us to material risks, including risks under U.S. export laws.”

Customers

Our devices are incorporated into subsystems and end products manufactured by other companies. Our customers include distributors, OEMs and contract manufacturers. The majority of our products in our customer segments, which include the PMD, ESP, AP, EP, and HiRel segments, are sold directly to distributors or OEM customers. During the fiscal years ended June 30, 2013, June 24, 2012, and June 26, 2011, sales to two of our distribution customers, Weikeng International and Arrow Electronics, were approximately 12.8 percent and 10.4 percent, respectively, 12.2 percent and 10.9 percent, respectively, and 12.7 percent and 11.8 percent, respectively, of consolidated revenues. Also, some of our segments have several large customers who are individually significant to their respective segments.

For financial information about geographic areas, please see Part II, Item 8, Note 8, “Segment Information” of Notes to Consolidated Financial Statements.

Competitors

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

Generally, the semiconductor industry is highly competitive, and subject to rapid price fluctuations, cyclical demand and product design changes. We face significant competition in each of our product lines from well-established U.S. and international semiconductor companies. Several of our competitors are larger companies with greater financial resources with which to pursue design, manufacturing, marketing and distribution of their products.

Our major competitors by segment for the fiscal year ended June 30, 2013 were as follows:

Segment:	Competitors (alphabetical)
Power Management Devices	Fairchild, Infineon, ON Semiconductor, Renesas, STMicroelectronics, Toshiba, and Vishay
Energy Saving Products	Fairchild, Infineon, IXYS, Mitsubishi, NXP, ON Semiconductor, Renesas, STMicroelectronics, and Toshiba
Automotive Products	Fairchild, Infineon, NXP, STMicroelectronics, and Vishay
Enterprise Power	Fairchild, Infineon, Intersil, Texas Instruments, and Volterra
HiRel	Aeroflex and Microsemi

Research and Development

Our R&D program focuses on the advancement and diversification of our technology platforms and products, as well as next generation technologies. For fiscal year 2013 we spent $127.1 million (13.0 percent of revenues) on R&D activities. We expect to maintain our R&D spend levels in new product development over the next fiscal year in order to meet our longer term revenue goals.

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

We maintain and operate a global network of product design centers. During fiscal year 2013, we continued to introduce advanced power management solutions that drive high performance computing and save energy across our served market segments. These products included: a) integrated power stage devices, b) ICs and chipsets improving power density and efficiency in DC-DC applications found in high performance computers and servers, c) the continued expansion of our CHiL digital controllers and DirectFET® product families, d) ICs for Class D audio, electronic lighting ballasts and motor control, e) GaNpowIRTM devices for use in Class D Audio amplification, f) our SmartRectifier™ ICs helping computer and consumer entertainment devices meet emerging system and standby power regulations, g) radiation hardened DC-DC converter modules for space satellite power applications, and h) expansion of our IGBT and MOSFET switch product families.

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

Intellectual Property

We continue to make significant investments in developing, making use of and protecting our Intellectual Property ("IP"). In the past fiscal year, we added approximately 79 patents worldwide to our patent portfolio. We have approximately 887 issued unexpired U.S. patents and approximately 648 patent applications pending worldwide. We are also licensed to use certain patents owned by others. We have several registered trademarks in the United States and abroad, including the trademarks HEXFET® and DirectFET®. We believe that our IP contributes to our competitive advantage, and we are committed to enforcing and defending our intellectual property rights, including through litigation if and when necessary.

We report revenues from the sale and/or licensing of our technologies and manufacturing process know-how, as well as settlements of claims brought against third parties in our IP segment.  In the fiscal years 2013, 2012 and 2011, we received $3.1 million, $1.6 million and $7.4 million of royalty revenues, respectively.  IP segment revenues are dependent on our licensed MOSFET, HVIC and package technology patents, the continued enforceability and validity of those patents, the ability of our competitors to design around our technology or develop competing technologies, and general market conditions.  The continuation of such revenues is subject to a number of risks (see Part I, Item 1A, “Risk Factors—Our ongoing protection and reliance on our IP assets expose us to risks”). We continue to derive royalty revenues from HVIC and package technology patents, and from time to time, we enter into opportunistic licensing arrangements that we believe are consistent with our business strategy.

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

Our disclosures regarding the matters set forth in Note 11, “Environmental Matters,” to our Notes to the Consolidated Financial Statements set forth in Part II, Item 8, herein, are incorporated herein by reference. (See also Part II, Item 1A, “Risk Factors.”)

Employees

As of June 30, 2013, we had 4,162 employees, with 1,647 employed in the U.S., 1,493 in Mexico, 660 in Europe, and 362 in Asia. As of June 30, 2013, none of our U.S. employees had collective bargaining agreements and we consider our relations with our employees to be good. In some jurisdictions outside the United States, from time to time, employees may be covered by certain statutory, special or other arrangements, such as collective bargaining agreements. Additionally, employees may participate in collective groups like work councils, that may seek benefits for covered personnel. We believe our relationships with such organizations are also generally good.

Executive Officers of the Registrant

The following sets forth certain information with respect to each person who is currently an executive officer of the Company:

Name	Age	Position
Oleg Khaykin	48	President and Chief Executive Officer
Ilan Daskal	48	Executive Vice President and Chief Financial Officer
Gary Tanner	61	Executive Vice President and Chief Operations Officer
Michael Barrow	59	Executive Vice President, GaN Technologies
Timothy Bixler	46	Vice President, Secretary and General Counsel
Adam White	39	Senior Vice President, Global Sales

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

Gary Tanner has served as Executive Vice President and Chief Operations Officer since January 2013. Mr. Tanner served as Chief Executive Officer at Zarlink Semiconductor Inc. (“Zarlink”), from May 2011 to October 2011, when Zarlink was acquired by Microsemi Corporation in October 2011.  Prior to his role as Chief Executive Officer of Zarlink, from November 2009 to May 2011, Mr. Tanner served as Chief Operating Officer at that company.  Mr. Tanner joined Zarlink in August 2007 as Senior Vice President of Worldwide Operations via the acquisition of Legerity, Inc., where Mr. Tanner served as the Head of Operations. Before Zarlink, Mr. Tanner worked for nine years at Intel Corporation, where he held various positions managing domestic and international manufacturing operations.  Prior to Intel, Mr. Tanner held various management positions in fab operations at National Semiconductor, Texas Instruments and NCR.  Mr. Tanner is and has been since July 2012, a director of STATS ChipPAC Ltd.  Prior to joining the Company, Mr. Tanner was the principal in GWT Consulting and Investments LLC, a firm that provided consulting services to the Company from January through December 2012.

Michael Barrow is and has been since January 2013, Executive Vice President, GaN Technologies of the Company. Mr. Barrow had previously served the Company as Executive Vice President and Chief Operations Officer from the time he joined the Company in April 2008 through December 2012. Prior to joining IR, Mr. Barrow most recently served as Senior Vice President of the Flip Chip and Wafer Level Business Unit for Amkor Technology, Inc., where Mr. Barrow served in various positions since late 2003. Prior to his work at Amkor Technology, Inc., Mr. Barrow served 12 years in various leadership roles at Intel Corporation (“Intel”), most recently as Technology General Manager of Intel’s Communications Group.

Timothy Bixler joined us in July 2008 as Vice President, Secretary and General Counsel. Prior to joining us, Mr. Bixler held a number of legal department roles with General Electric since 2001, most recently serving as Senior Business Counsel of the Homeland Protection Business. Prior to his work at General Electric, Mr. Bixler served as General Counsel for eMD.com and also served as counsel for Ashland Inc./APAC, Inc. Mr. Bixler also spent three years at the law firm of Arnall, Golden & Gregory.

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

ITEM 1A. RISK FACTORS

Statement of Caution Under the Private Securities Litigation Reform Act of 1995

In this Annual Report on Form 10-K we have included some statements and other information that are not historical facts but are “forward‑looking statements” as that term is defined in the Private Securities Litigation Reform Act of 1995. The materials presented can be identified by the use of forward‑looking terminology such as “anticipate,” “believe,” “estimate,” “expect,” “may,” “should,” “view,” or “will” or the negative or other variations of those words. We caution that these statements are subject to a number of uncertainties, and actual results may differ materially. Factors that could affect our actual results include those set forth below under “Factors that May Affect Future Results” and other uncertainties disclosed in our reports filed from time to time with the SEC. You should read these factors in conjunction with the factors discussed elsewhere in this and our other filings with the SEC and in materials incorporated by reference in these filings. These factors are intended to highlight certain items that may affect our financial condition and results of operations and are not meant to be an exhaustive discussion of risks that apply to companies like ours.

Like other companies, we are susceptible to macroeconomic downturns in the United States or abroad. Similarly, the price of our securities is subject to volatility due to fluctuations in general market conditions, actual financial results that do not meet our and/or the investment community’s expectations, changes in our and/or the investment community’s expectations for our future results and other factors, many of which are beyond our control.

Unless required by law, we undertake no obligation to publicly update or revise any forward looking statements, to reflect new information, future events or otherwise.

Factors That May Affect Future Results

General Economic Conditions Continue to be Uncertain and Could Adversely Affect our Business.

Like many other businesses, our business is subject to the global macroeconomic environment and a number of general economic and regulatory factors, which have been and remain uncertain and potentially volatile including interest rates, recession, inflation, exchange rates, consumer credit availability, consumer debt levels, health care costs and governmental policy, tax rates and tax policy, unemployment trends and other matters that influence business and consumer confidence and spending.

These factors could negatively affect our business, operating results and financial condition in a number of ways, including increasing our costs or imposing practical limits on pricing, both of which could lower our profit margins and have a material adverse effect on our results of operations and financial condition. If business or consumer spending decreases or fails to develop, or general economic conditions deteriorate, we could experience significantly diminished demand for our products, which would also materially adversely affect our operating results and financial condition. In addition, if the financial condition of our customers, including our distributors, is adversely affected, our revenues could be substantially lower and some parties may not pay us or may delay paying us for products. Also, if the banking system or the financial markets deteriorate, our investment portfolio may be impacted, and the values and liquidity of our investments could be adversely affected.

Adverse Changes in end-market demand, due to downturns or other changes in the semiconductor industry, seasonality, or economic factors, could affect our operating results and the value of our business.

The semiconductor industry is cyclical and often very volatile. We compete in many end markets and service thousands of customers, whether directly or through distribution. Our target markets have wide fluctuations in product supply and demand, and also experience significant downturns, often in connection with actual or anticipated declines in general economic conditions, industry inventory levels and maturing product cycles. The market value of our business may decline during the down portion of cycles or rapid adverse changes in demand. We can also experience sharp declines in end-market demand, leading to under-utilization of our manufacturing capacity and declining revenues and gross margins. In addition, in those circumstances, we have previously recorded significant charges to recognize impairment in the value of some of our manufacturing equipment, the costs to reduce the size of our workforce and exit facilities, and other restructuring costs, and could do so again in the future.

Some of our business segments also experience annual seasonality with wide fluctuations of supply and demand, which may result in significant quarter to quarter fluctuations in revenues and gross margins in those segments.

Changes in the mix of customer demand can adversely affect our operating results and require additional investments in production capacity.

We try to anticipate customer demand and plan our investments in manufacturing capacity and production to match anticipated demand. Also, some of our products can be sold at relatively higher gross margins than others. As a result, if the mix of customer demand changes to a mix other than what we anticipated or changes to a mix of products with relatively lower gross margins, we may experience a reduction in our revenues and gross margins.

Additionally, a mismatch between our inventories and customer demand, could result in our having inventories of products that may not be sellable and not enough product of the proper mix to meet demand. These factors may result in the need to write-off unsellable inventories and/or miss revenue/sale opportunities. If the mix of customer demand requires us to increase our production capacity for particular products, we could incur additional costs associated with the introduction of new products and start-up of new facilities and production lines. As a result of these effects, adverse changes in the mix of customer demand could adversely affect our operating results and financial condition.

If the demand for our products or a particular mix of our products increases faster than we anticipate or are able to produce, we may not be able to satisfy the demand with our planned available capacity, which could limit our revenue growth potential and expose us to loss of design and sale opportunities, and potential liability.

During rapid demand or product mix changes, product manufacturing lead times may increase and we may have challenges being able to meet the demand, especially for particular product lines. We attempt to procure internal or external capacity to meet our demand forecast and our customer demands for particular products. However, since additional capacity can take up to six months or more to obtain and install, if the demand for our products or a particular mix of our products increases at a rate faster than we anticipate or are able to produce, we may not be able to increase our internal and external manufacturing capacity fast enough to satisfy the higher demand.  As a result, our revenue growth may be limited by internal or external manufacturing capacity available to us.

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

The semiconductor industry is highly competitive and increased competition could result in lower prices for our products and adversely impact our future profitability.

The semiconductor industry is highly competitive. Price pressures often exist as competitors attempt to gain a greater market share by lowering prices or by offering a more desirable technological solution. Product alternatives from competitors can also reduce our ability to win customer designs and reduce sales generally. To the extent our competitors are larger and have greater financial and other resources than we have, they may be able to compete on a stronger basis than us. Pricing and other competitive pressures can adversely affect our revenues and gross margin, and hence, our profitability.

New technologies could result in the development of new more competitive products and a decrease in demand for our existing products, and we may not be able to develop new products to satisfy changes in demand.

Rapidly changing technologies, design cycles, new product introductions and changing industry standards, characterize the semiconductor industry. Therefore, our financial performance depends on our ability to design, develop, manufacture, assemble, test, market, sell and support new products and enhancements on a timely and cost-effective basis. As a result, we must spend substantial resources on R&D and manufacturing capability for new products and technology platforms, including our Gallium Nitride technologies. If we do not develop new technologies or timely react to changes in existing technologies we could have lower revenues and a loss of market share relative to our competitors.

We do not know if we will successfully identify and capitalize on new product opportunities or develop and bring new products to market in a timely and cost-effective manner (including our Gallium Nitride technologies), or that products or disruptive technologies developed by others will not render our products or technologies obsolete or noncompetitive in the future. In addition, to remain competitive, we must continue to reduce wafer costs, decrease die sizes and improve manufacturing yields across our product lines. We do not know if we can accomplish these goals. In addition, if there is a fundamental shift in technologies or if we do not capitalize on our new Gallium Nitride technology before others, our competitive position within the industry would be materially and adversely affected.

Delays in production at our new manufacturing facilities or at third party manufacturers, implementing new production processes or resolving problems associated with production or malfunctions could adversely affect our manufacturing capacity and efficiencies.

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

Our strategy for increased, efficient and flexible, capacity has also included the greater use of third party manufacturers for wafer and product assembly. We are also constructing a new facility in Singapore. We have at times experienced difficulty completing construction at new facilities, in beginning production at new facilities or third party manufacturers, or in changing processes for existing products or moving and qualifying product lines to new locations. We have also from time to time experienced delays in our ability to increase capacities, delays in product deliveries and reduced yields. Additionally, from time to time, there are market constraints on our ability to obtain necessary production equipment from third party equipment manufacturers. As a consequence, our plans to adjust our manufacturing and achieve the needed capacity efficiency and flexibility, including our ability to hire staff and make our new facility in Singapore operational in a timely and cost-effective way, could be delayed or not achieved at all.

We also may experience manufacturing problems in achieving acceptable yields, experience product delivery delays, and/or quality issues in the future, as a result of, and among other things, capacity constraints, construction delays, delays in upgrading or expanding existing facilities, changing our process technologies or qualifying third party manufacturers to produce our products. As a result of any of these factors, we could have a loss of revenues or an inability to meet customer demands. Also, our operating results have in the past been, and in the future would be adversely affected by low utilization of our production capacity, if due to these factors our facilities are not operating at an efficient level.

Our ongoing protection and reliance on intellectual property assets expose us to risks.

We have traditionally relied on our patented and other proprietary technologies for protection of the products we sell and for licensing revenues. Enforcement of our rights is costly, risky and time consuming. We cannot provide assurance that we can successfully continue to protect our intellectual property rights, especially in foreign markets.

We have limited recurring revenue from licensing agreements for existing patents and proprietary technologies; however, we may enter into opportunistic licensing arrangements that we believe are consistent with our business strategy. What royalty income we obtain is largely dependent on the following factors: the level of product sales and mix of products sold by licensees, the introduction and sale of products by our licensees that are not covered by our patents and proprietary technologies; the defensibility and enforceability of our patents and proprietary technologies; changes in our licensees' unit sales, prices or die sizes; the terms, if any, upon which expiring license agreements are renegotiated; and our ability to obtain revenues from new licensing opportunities.

We cannot promise that we will obtain new licenses to produce royalties or that we will continue to receive royalties from existing licenses in the future. While we try to predict the effects of these factors, often there are variations or factors that can significantly affect results to be different from that predicted. Accordingly, we cannot promise that our predictions of our IP segment revenues will be consistent with actual results, nor can we guarantee the level of our future royalty income.

Our failure to obtain or maintain the right to use certain technologies expose us to risks and could negatively affect our financial results.

Our future success and competitive position may depend in part upon our ability to obtain or maintain certain proprietary technologies used in our products. Our ability to maintain these technologies is achieved in part by defending and maintaining the validity of our patents, defending claims of infringement brought by our competitors and other third parties, and at times by asserting intellectual property claims against third parties. We have asserted intellectual property against others and we could become subject to lawsuits in which it is alleged that we have infringed upon the intellectual property rights of others. We also license certain patents and other technologies owned by others for use in our products and processes.

Our involvement in existing and future intellectual property litigation could result in significant expense, adversely affect sales of the challenged product or technologies and divert the efforts and attention of our technical and management personnel, whether or not the litigation is resolved in our favor. If it is claimed or determined that we have infringed the rights of third parties, we may be exposed to substantial liability for damages and may need to obtain licenses from the patent or other technology owners, discontinue, change our processes or products, or expend significant resources to develop or acquire non-infringing technologies. For intellectual property licenses we have, our ability to continue to use such technologies depends on our ability to maintain such licenses. We cannot promise that we would be successful in such efforts or that such licenses would be available under reasonable terms or that we would be successful in our claims against third parties. All of these factors and our failure to develop or acquire non-infringing technologies, to obtain licenses on acceptable terms, the occurrence of litigation itself or our failure to be successful in litigation could have a material adverse effect on our operating results and financial condition.

If some OEMs do not design our products into their equipment or if we do not convert design or program wins to actual sales, for whatever reasons, a portion of our revenues may be adversely affected.

A “design-win” or program award from a customer does not guarantee that the design or program win will result in future sales to that customer. We also are unable to promise that we will be able to convert any design or program wins into sales for the life of any particular program, or at all, or that the revenues from such wins would be significant. We also cannot promise that we will achieve any level of design or program wins. Without design or program wins from OEMs, we would only be able to sell our products to these OEMs as a second source, if at all. Once an OEM designs another supplier’s product into one of its product platforms, it is more difficult for us to achieve future design or program wins with that OEM’s product platform because changing suppliers involves significant cost, time, effort and risk. Achieving a design or program win with a customer also does not ensure that we will receive significant revenues from that customer. Accordingly, if OEMs do not design our products into their equipment or if we do not convert design or program wins to actual sales, for whatever reasons, our revenues may be materially adversely affected.

Third party interruptions, delays or material cost increases affecting our materials, parts or equipment may impair our competitive position and our operations.

Our manufacturing operations depend upon obtaining adequate supplies of materials, parts and equipment, including among other things, silicon, mold compounds, lead frames, fabrication and assembly equipment, on a timely basis from third parties. Our results of operations could be adversely affected if we were unable to obtain adequate supplies of materials, parts and equipment in a timely manner from our third party suppliers or if the costs of materials, parts or equipment increase significantly. From time to time, suppliers may discontinue products, extend lead times, limit supplies or increase prices due to capacity constraints, market conditions or other factors. For example, from time to time we experience material cost increases for commodity metals that are included in materials used in our manufacturing processes, and the future costs of these materials remains uncertain. Additionally, we have a limited number of suppliers or sole suppliers for some materials, parts and equipment, and any interruption could materially impair our operations, our revenues, and adversely affect our ability to meet customer demand, and otherwise adversely affect our business, financial condition and results of operations.

Interruptions, delays or cost increases at our key facilities may impair our competitive position and our operations.

We manufacture a substantial portion of the semiconductor wafers for our products at our Temecula, California and Newport, Wales facilities and use third party manufacturers to produce the remaining portion of the semiconductor wafers used by us. Also, we assemble and test products at our Tijuana, Mexico facility and use third party contract manufacturers to assemble and test a larger portion of our products. Any disruption of operations at the facilities where we manufacture products or where our products are manufactured, whether as a result of equipment malfunction or maintenance needs, natural or man-made disasters, or other effects could have a material adverse effect on our ability to generate revenues, meet customer demand and otherwise adversely affect our business, financial condition and results of operations.

Our products may be found to be defective and, as a result, claims may be asserted by others, which may harm our business and our reputation with our customers and materially adversely affect our results and financial condition.

Our products are typically sold at prices that are significantly lower than the cost of the equipment or other goods in which they are incorporated. Although we maintain quality control systems, we ship large quantities of products to a wide range of customers around the world, for use in a variety of high profile and often critical applications. Those applications include, among others, space, aviation, automotive and medical applications. In the ordinary course of our business, we receive claims that some of these products are defective or do not perform to published or agreed specifications. We could also receive claims that our products have caused personal injury or property damage. Since a defect or failure in our products could give rise to failures in the end products that incorporate them (and potential claims for consequential damages, or for injury or property damage, depending on applicable law and contract), we often need to defend against claims for damages that are larger than the revenues and profit we receive from the products involved. In addition, our ability to reduce the amount of these claims may be limited by the laws or the customary business practices of the countries where we do business. Even in cases where we do not believe we have legal liability for claims, we may choose to pay them to retain a customer's business or goodwill or to avoid the costs and attendant risks of protracted litigation. Our results of operations and business would be adversely affected as a result of significant alleged quality or performance issues in our products, or if we are required or choose to pay for the damages that result.

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

A significant portion of our semiconductor wafers are fabricated by third party contractors and are assembled and tested by third party contractors. We have used these contractors as a lower cost alternative to in-house manufacturing, and to increase our capacity efficiency and manufacturing flexibility. We review these contractors' references, and historical manufacturing experience prior to the engagement of their services, and require oversight over their quality assurance processes. However, if we fail to adequately review the contractors' historical or current manufacturing processes, or if the contractors do not perform as needed, the quality of our products could be subject to higher failure rates, which could adversely impact our reputation and the growth of future business with our customers. Although we believe that parties to our third party manufacturing arrangements would have an economic motivation to succeed in performing their contractual responsibilities, there can be no assurance that these parties or any future parties will perform their obligations as expected.

From time to time and in the ordinary course of business we have commercial or product quality disputes with such contractors, and there can be no assurance that other future disputes will not arise. In some instances, we do not have long-term agreements with our contractors. As a result, we do not have immediate control over our product delivery schedules or product quality. Due to the amount of time often required to qualify contractors and the high cost of qualifying multiple parties for the same products, we could experience delays in the shipment of our products if we are forced to find alternative third parties to perform contract services. Any delivery delays from contractors in the future could have a material adverse effect on our operating results and financial condition, and affect our ability to satisfy customer obligations. Also, the failure of these contractors to properly perform their obligations could cause us not to achieve our goals of achieving greater capacity efficiency and flexibility.

We maintain a backlog of customer orders that is subject to cancellation, reduction or delay in delivery schedules, which may result in lower than expected revenues and gross margin.

With certain exceptions related primarily to products within our HiRel segment, we manufacture primarily pursuant to purchase orders for current delivery or to forecast, rather than under fixed supply obligations. The semiconductor industry is subject to rapid changes in customer outlooks or unexpected build ups of inventory in the supply channel as a result of shifts in end-market demand generally or in the mix of that demand. Therefore, many of our purchase orders or forecasts may be revised or canceled without penalty. As a result, we must commit resources to the manufacturing of products, and a specific mix of products, often without significant advance purchase commitments from customers. Our inability to sell products after we devote significant resources to build them could have a material adverse effect on our inventory levels and value, our revenues and our operating results generally. Additionally, cancellation or significant reduction in significant customer programs, could materially affect our ability to achieve our revenues and gross margin targets.

We build and maintain inventory in order to meet our historic and projected needs, but cannot assure that our inventory will be adequate to meet demand, our commitments to customers or be salable at a future date.

We build and maintain inventory in order to meet our historic and projected needs, but cannot assure that we will accurately predict both the demand for our products and the lead times required to obtain the necessary materials, and build the proper mix and amount of inventory. If we fail to adequately predict demand and align inventory to that demand, we may not be able to meet our customer commitments for deliveries of product, and our revenues and gross margin may be adversely affected. To the extent we have made contractual commitments to customers, and do not satisfy those commitments, we may be exposed to claims for damages.

From time to time, we have unusually high inventory levels on hand relative to current sales. In these circumstances when we produce or have produced inventory that does not meet current or future demand, or customers revise forecasts or cancel orders, we may determine that certain of the inventory may only be sold at a discount or may not be sold at all, potentially resulting in the reduction in the carrying value of our inventory and a material adverse effect on our financial condition and results of operations.

Our distributors may return inventory which could negatively impact our financial results.

Many of our distributors have some rights to return inventory under stock rotation programs and also may return inventory with our approval or under certain circumstances. In addition, we have, from time to time, accepted, and may in the future accept, additional returns. If these distributors return a large amount of inventory, our operating results could be impacted by lower revenues and higher costs associated with inventory write-offs.
We receive a significant portion of our revenues from a relatively small number of customers and distributors.

Historically, a significant portion of our revenues has come from a relatively small number of customers and distributors. Loss or financial failure of any significant customer or distributor, reduction in orders by any of our significant customers or distributors, or cancellation of a significant order, could materially and adversely affect our business and/or that of one or more of our reportable segments.

We may fail to attract or retain the qualified technical, sales, marketing and managerial personnel, and key executive officers required to operate our business successfully.

Our future success depends, in part, upon our ability to attract and retain highly qualified technical, sales, marketing and managerial personnel, as well as key executive officers. Personnel with the necessary semiconductor expertise are scarce and competition for personnel with these skills is intense. While we try to ensure continuity of management in crucial areas we cannot guaranty that these efforts will be successful in all circumstances. Similarly, there is no assurance that we will be able to retain any of our existing key personnel, or attract, assimilate and retain the additional personnel needed to support our business. If we are unable to retain existing key employees or are unsuccessful in attracting new highly qualified employees, our business, financial condition and results of operations could be materially and adversely affected.

We are subject to a revolving credit facility that may restrict our current and future operations, and the Company may not be able to use the facility when it is in adverse financial circumstances.

In October 2012, we entered into a four year senior unsecured revolving credit facility which expires in October, 2016 and under which we may borrow up to $100 million. Whether or not we have borrowings under the facility, the revolving credit facility imposes restrictions on our business, including restrictions on additional indebtedness, liens and encumbrances, investments, acquisitions, loans and advances, mergers, consolidations and asset dispositions, dividends and other restricted payments, transactions with affiliates, capital expenditures and other matters customarily restricted in such agreements.  The terms of the credit facility also require us to comply with certain financial tests.

We cannot assure that we will be able to satisfy the financial tests set forth under the revolving credit facility to be able to make or maintain borrowings under the facility. In particular, the facility requires that the Company maintain a certain liquidity level for borrowings, and that liquidity level is not likely to be maintained during times when the Company is in an adverse financial condition.  Also, whether or not we make borrowings under the facility, restrictions under the facility may limit our ability to engage in activities or transactions that could otherwise benefit us.  If we cannot satisfy the restrictions and financial tests under the revolving credit facility, then we may either have to terminate the facility and repay any indebtedness thereunder or be subject to an event of default that could materially and adversely affect our operating results and our financial condition.
If we fail to maintain adequate internal controls over financial reporting our ability to report our results of operations and financial condition accurately and in a timely manner may be adversely impacted resulting in a material weakness or a material misstatement and considerable additional expense, negatively impact investor confidence and adversely impact the price of our common stock.

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

We have previously been named as a defendant in several securities class action, derivative and other lawsuits, and had been subject to investigations by governmental agencies. There can be no assurance that we will not be subject to additional lawsuits and other legal proceedings in the future. For any lawsuits and proceedings, our attention may be diverted from our ordinary business operations and we may incur significant expenses associated with defense and potential obligations to indemnify current and former officers and directors who may be parties to or involved in such action or proceeding. Depending on the outcome of such future lawsuits and proceedings, we may also be required to pay material damages and fines, consent to injunctions on future conduct, or suffer other penalties, remedies or sanctions. The ultimate resolution of these matters could have a material adverse effect on our results of operations and financial condition, and, consequently, negatively impact the trading price of our common stock.

Changes in our effective tax rate may have an adverse effect on our financial position, results of operations and cash flows.

Our future effective tax rates may be adversely affected by a number of factors, including the jurisdictions in which profits are determined to be earned and taxed and the inter-company pricing related to those profits; the resolution of issues arising from tax audits with various tax authorities; changes in the valuation of our deferred tax assets and liabilities; adjustments to estimated taxes upon finalization of various tax returns; increases in expenses not deductible for tax purposes; changes in available tax credits; changes in share‑based compensation expense; changes in tax laws or the interpretation of such tax laws (including transfer pricing guidelines, and foreign tax holdings and our ability to satisfy the conditions of foreign tax holidays); changes in United States generally accepted accounting principles (“GAAP”); or the repatriation of non-U.S. earnings against which we have not previously provided U.S. taxes.

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

Certain of our businesses are subject to governmental regulation and procurement processes that expose us to additional risks, including U.S. export control laws.

Certain of our businesses, in particular our HiRel segment, manufacture and sell many products that are subject to U.S. export control laws and related regulations. We also manufacture and sell products that are sold indirectly to the U.S. government and may subject us to government procurement regulations, investigations or review. While we maintain a system of controls over such products designed to maintain compliance with such laws and regulations, we cannot promise that these controls will be effective in all cases. There are also limitations on the effectiveness of controls, including the failure of human judgment. If we fail to maintain an effective system of controls or are otherwise found non-compliant with applicable laws and regulations, violations could lead to governmental investigations, fines, penalties and limitations on our ability to export product from the U.S., all of which could have a material effect on our financial result. Also, if these laws or regulations affecting exports change, they could adversely affect our ability to design, manufacture and sell many of our products of our HiRel segment outside the U.S., and could thereby materially adversely affect our business as a whole.

U.S. governmental procurement regulations require that our HiRel segment from time to time provide to its customers certain information that is more readily provided by companies that maintain a cost accounting system meeting certain U.S. governmental standards. We do not have such a system, nor is one required for the business we conduct; however, our inability to efficiently provide cost information in the form that may be required by certain customers to satisfy U.S. government regulations may limit our ability to secure certain U.S. government related business and have a material adverse effect on our revenues and gross margin.

Quality control and similar standards are applicable to our facilities and the facilities of our contractors in which certain products are manufactured, and these standards are subject to compliance review by certain U.S. Government agencies. Our use of third‑party facilities meeting such standards is subject to negotiation of satisfactory agreements with those parties and if we cannot reach such agreements, certain of our businesses, may experience production constraints and its revenues may be materially reduced. To the extent governmental regulation, or changes, or procurement decision making are not favorable to us, the results of certain of our businesses may be materially adversely affected.

Compliance with new regulations regarding the use of “conflict minerals” could limit the supply and increase the cost of certain metals used in manufacturing our products.

Section 1502 of the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the “Dodd-Frank Act”), requires the SEC to promulgate new disclosure requirements for manufacturers of products containing certain minerals which are mined from the Democratic Republic of Congo and adjoining countries. These “conflict minerals” are commonly found in metals used in the manufacture of semiconductors.  Manufacturers are also required to disclose their efforts to prevent the sourcing of such minerals and metals produced from them. The new disclosure rules will take effect in May 2014. The implementation of these new regulations may limit the sourcing and availability of some of the metals used in the manufacture of our products. The regulations may also reduce the number of suppliers who provide conflict-free metals, and may affect our ability to obtain products in sufficient quantities or at competitive prices. Finally, some of our customers may elect to disqualify us as a supplier if we are unable to verify that the metals used in our products are free of conflict minerals.

The price of our common stock has fluctuated widely in the past and may fluctuate widely in the future.

Our common stock, which is traded on the NYSE, has experienced and may continue to experience significant price and volume fluctuations that could adversely affect the market price of our common stock without regard to our operating performance. In addition, we believe that factors such as quarterly fluctuations in financial results and earnings, financial performance and other activities of other publicly traded companies in the semiconductor industry could cause the price of our common stock to fluctuate substantially. Any similar fluctuations in the future could adversely affect the market price of our common stock.

We cannot promise that we will have sufficient capital resources to make necessary investments in manufacturing technology and equipment.

The semiconductor industry is capital intensive. Semiconductor manufacturing requires a regular upgrading of process technology to remain competitive, as new and enhanced semiconductor processes are developed which permit smaller, more efficient and more powerful semiconductor devices. We maintain certain of our own manufacturing, assembly and test facilities, which have required and will continue to require significant investments in manufacturing technology and equipment, especially for new technologies we develop, including our Gallium Nitride technologies. We are also attempting to add the appropriate level and mix of capacity to meet our customers’ future demand, as well as the establishment of our new facility in Singapore. There can be no assurance that we will have sufficient capital resources to make necessary investments in manufacturing technology and equipment, or that we will be able to complete and operate our new facility in Singapore in time and at the levels required to satisfy customer demand. Although we believe that anticipated cash flows from operations, existing cash reserves and other equity or debt financings that we may obtain will be sufficient to satisfy our future capital expenditure requirements, we cannot promise that this will be the case or that alternative sources of capital or credit will be available to us on favorable terms or at all.

We have made and may continue to make substantial investments in plant and equipment that may become impaired.

In order to conduct our business, we make substantial investments in plant and equipment, including substantial investments in support of the construction of a new facility in Singapore and in equipment loaned to our third party contract manufacturers. Some of our investments in plant and equipment support particular technologies, processes or products, and may not be applicable to other or newer technologies, processes or products.  Also, the ability to relocate and qualify equipment for our operations, whether within our Company or to and from third party contractors is typically time consuming and costly.  To the extent we invest in more equipment or a mix of equipment than we can use efficiently, experience low plant or equipment utilization due to reduced demand or adverse market conditions, our plant or equipment becomes older or outmoded, or we are not able to efficiently recover and/or utilize equipment on loan at third party contractors, we may incur significant costs or impairment charges that could materially adversely affect our results of operation and financial condition.

Our restructuring programs may not achieve their goals, could be costly, delayed and disruptive to our business, and could materially adversely affect our results and financial condition.

In August 2012, we announced a restructuring program to modify our manufacturing strategy due to a reduction in customer demand. The plan included closing or resizing various manufacturing facilities and otherwise reducing our selling and administrative and research and development costs.  While many of the actions associated with this program have already taken place, others have yet to be concluded. We cannot assure that these restructuring initiatives will achieve their goals or accomplish the cost reductions planned. Additionally, because our restructuring activities involve changes to many aspects of our business, the cost reductions could adversely affect productivity and revenues to an extent we have not anticipated. Even if we fully execute and implement these restructuring activities, and they generate the anticipated cost savings, there may be other unforeseen factors that could adversely impact our profitability and business.  Costs associated with the program and the timing of the program are subject to a number of conditions, among them the ability to qualify existing product lines at other internal or external manufacturing facilities (including a new facility we are constructing in Singapore), customer requirements or demand, changes in business conditions and/or operational needs, retention of key employees, and governmental regulations. Accordingly, there could be both adverse changes in the amount of costs or the timing of the anticipated actions. Changes in the timing or amount of costs associated with, or disruptions caused by, our restructuring initiatives could materially adversely affect our results and financial condition.

While we attempt to monitor the credit worthiness of our customers, we may be at risk due to the adverse financial condition of one or more customers.

We have established procedures for the review and monitoring of the credit worthiness of our customers and/or significant amounts owing from customers. Despite our monitoring and procedures, especially in the current macroeconomic situation, we may find that, despite our efforts, one or more of our customers become insolvent or face bankruptcy proceedings. Such events could have an adverse effect on our operating results if our receivables applicable to that customer become uncollectable in whole or in part, or if our customers’ financial situation result in reductions in whole or in part of our ability to continue to sell our products or services to such customers at the same levels or at all.

Large potential environmental liabilities or costs of related regulatory compliance may adversely impact our financial position, results of operations and cash flows.

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

Under some laws and regulations, we could be held financially responsible for remedial measures if our properties are contaminated or if we send waste to a landfill or recycling facility that becomes contaminated, even if we did not cause the contamination. Under other laws, we may be subject to fines and penalties if facilities or equipment are not operated in technical compliance with permit conditions or if required reports are not timely filed with applicable agencies. Also, we may be subject to common law claims if we release substances that damage or harm third parties. We have been subject to claims of governmental authorities and other third parties, and may continue to be in the future (See Note 11, “Environmental Matters”, to our Consolidated Financial Statements set forth in Part II, Item 8).

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

As a result of our foreign operations, we have sales, expenses, assets and liabilities denominated in foreign currencies. For example:

•	some of our manufacturing costs are denominated in British Pound, Mexican Peso and other foreign currencies; and

•	some sales of our products are denominated in Euro, Japanese Yen and other foreign currencies; and

•	some property, plant and equipment purchases are denominated in Japanese Yen, Euro, British Pound and other foreign currencies.

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

Terrorist attacks, or threats or occurrences of other terrorist activities whether in the United States or internationally may affect the markets in which our common stock trades, the markets in which we operate and our profitability.

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

Our corporate headquarters, one of our manufacturing facilities, one of our key research facilities, one of our key third party foundries and certain other critical business operations are located near major earthquake fault lines. In addition, one of our major manufacturing facilities is located in a high brush fire danger area. Another major manufacturing facility and the facilities of some of our third party contractors are potentially susceptible to flood risk. Additionally, many of our other third party contractors perform work for us in areas susceptible to natural disasters.

Natural disasters, whether in the United States or internationally, generally may affect the markets in which our common stock trades, the markets in which we operate, our ability to achieve revenues and our profitability. In the past, our operations and those of our third party contractors have been affected by a number of natural disasters, including, among other things, earthquakes, fires, floods, volcanoes, hurricanes, and inclement weather, and may be affected by additional natural disasters in the future. Additionally, such events could result in power or other utility outages, delay or result in cancellation of domestic and international sales, disrupt our supply chains, close factories and delay production, reduce sales and cancel orders, and impair our ability to produce and deliver our products. Such events could affect physical facilities, including without limitation, the facilities where we or our contractors or vendors produce materials and products (whether finished goods or raw materials and process chemicals and gases).  Such events could also make transportation of our supplies and products more difficult, delay delivery, or cost prohibitive.  Additionally, to the extent we may not be able to satisfy contractual obligations, we may be subject to potential claims.

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

ITEM 2. PROPERTIES

We maintain manufacturing facilities, design centers, and business offices around the world. Our manufacturing facilities, design centers, and business offices as of June 30, 2013, are in the following locations:

Location	Owned	Leased	Semiconductor Silicon/Wafer Manufacturing	Wafer Thinning, Assembly/ Module Manufacturing	Design Center	Business/ Office
El Segundo, California (U.S.A.)	X	X			X	X
Temecula, California (U.S.A.)	X		X			X
San Jose, California (U.S.A.)		X		X	X	X
Irvine, California (U.S.A.)		X			X
Chandler, Arizona (U.S.A.)		X			X	X
Mesa, Arizona (U.S.A.)	X		X
Durham, North Carolina (U.S.A.)		X				X
Leominster, Massachusetts (U.S.A.)	X			X	X	X
Tewksbury, Massachusetts (U.S.A.)		X			X	X
St. Paul, Minnesota (U.S.A.)		X	X
Warwick, Rhode Island (U.S.A.)		X			X
Tijuana, Mexico	X			X		X
Reigate, England (U.K.)		X				X
Newport, Wales (U.K.)	X		X	X	X	X
Skovlunde, Denmark		X			X
Provence, France		X			X
Neu Isenburg, Germany		X				X
Pavia, Italy		X			X
Singapore		X		X		X
Beijing, China		X				X
Shanghai, China		X				X
Shenzhen, China		X				X
Hong Kong, China		X				X
Seoul, Korea		X				X
Osaka, Japan		X				X
Nagoya, Japan		X				X
Tokyo, Japan		X				X

Our manufacturing facilities in San Jose, California and Leominster, Massachusetts are dedicated for use by the HiRel segment. With the exception of the facilities at these two locations, the rest of our fabrication and assembly facilities are shared by the PMD, ESP, AP, EP, and HiRel segments. The IP segment generally operates out of our El Segundo, California business office.

We believe our current facilities, supplemented by third party contract wafer fabrication and assembly capacity, are adequate for our near-term operating needs; however, we continue to take a number of actions to respond to changes in customer demand.  Specifically, during fiscal year 2013 we added capacity to our existing external contract wafer fabrication capacity and assembly capacity related to certain proprietary and higher value-added products and programs.  Going forward we plan to further expand use of our external wafer fabrication contractors and assembly contractors.  Recently, we have made capacity adjustments to our internal factories.  Pursuant to our fiscal year 2013 Restructuring Initiative, we have closed one older and less efficient factory, and will partially close another.  We are consolidating a certain amount of our proprietary processes such as ultra-thin wafer processing into a small facility in Singapore.  Once operational, certain wafers from both third party contract wafer fabrication facilities and internal manufacturing facilities will go to our Singapore facility for final processing.

In addition to the facilities listed above, we have sales or technical support offices located in China, Finland, France, Germany, India, Italy, Japan, Mexico, the Philippines, Russia, Singapore, South Korea, Sweden, Taiwan, the United Kingdom and the United States.

ITEM 3. LEGAL PROCEEDINGS

Our disclosures regarding the matters set forth in Note 11, "Environmental Matters," and Note 13 "Litigation," to our consolidated financial statements set forth in Part II, Item 8, herein, are incorporated herein by reference.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is traded on the New York Stock Exchange (“NYSE”) under the symbol “IRF.” There were 1,001 registered holders of record of our common stock as of June 30, 2013. Stockholders are urged to obtain current market quotations for the common stock. For equity compensation plan information, please refer to Part III, Item 12, “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” herein, and matters incorporated herein by reference from the Company’s proxy statement relating to the Company’s 2013 annual meeting of stockholders to be filed within 120 days after June 30, 2013.

As of our fiscal year ended June 30, 2013, 10.9 million common stock shares are reserved for issuance under our equity incentive plans, of which 1.2 million stock options and 3.7 million restricted stock units are outstanding and approximately 6.0 million are available for future grants. As of the fiscal year ended June 30, 2013, 1.0 million stock options are outstanding and exercisable at an average exercise price of $16.61.

Dividends

No cash dividends have been declared to stockholders during the past three years, and we do not expect to declare cash dividends in the foreseeable future. However; payment of dividends is within the discretion of our Board of Directors, and will depend upon, among other things, our earnings, financial condition, capital requirements, and general business conditions.

Stock Prices

The following table contains stock sales prices for each quarter of fiscal years 2013, and 2012:

	2013		2012
Fiscal Quarter	High	Low	High	Low
1st	$19.99	$16.25	$28.60	$19.84
2nd	17.91	14.69	24.88	18.36
3rd	21.80	17.50	23.65	19.25
4th	22.53	18.04	23.30	17.62

Stock Performance

The following graph compares the cumulative total stockholder return of our common stock during the last five fiscal years with (i) the cumulative total return of the Standard and Poor’s 500 Stock Index and (ii) the cumulative total return of the Standard and Poor’s High Technology Composite Index. The comparison assumes $100 was invested on June 28, 2009 in our common stock and in each of the foregoing indices and the reinvestment of dividends through fiscal year ended June 30, 2013. The stock price performance on the following graph is not necessarily indicative of future stock price performance.

Cumulative Total Return	End of Fiscal Year (In US Dollars)
	2009	2010	2011	2012	2013
International Rectifier Corporation	100	137	178	136	143
S&P 500 Index	100	117	138	145	175
S&P 500 Index Information Technology	100	121	136	159	172

Recent Sales of Unregistered Securities

None.

Purchase of Equity Securities

The following provides information on a fiscal monthly basis for the quarter ended June 30, 2013, with respect to the Company’s purchases of equity securities under the authorized stock repurchase program:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number (or Approximate Dollar Value) of Shares that May Yet be Purchased Under the Plans or Programs
March 25, 2013 to April 21, 2013	—	—	—	$36,824,598
April 22, 2013 to May 26, 2013	—	—	—	$36,824,598
May 27, 2013 to June 30, 2013	—	—	—	$36,824,598

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

ITEM 6. SELECTED FINANCIAL DATA

The following tables include consolidated selected summary financial data for each of our last five fiscal years. The selected financial data for our fiscal years ended June 30, 2013, June 24, 2012 and June 26, 2011, and as of June 30, 2013 and June 24, 2012, are derived from our audited Consolidated Financial Statements, contained in Part II, Item 8, “Financial Statements and Supplementary Data,” of this report. The selected financial data for our fiscal years ended June 27, 2010 and June 28, 2009, and as of June 26, 2011, June 27, 2010 and June 28, 2009, are derived from our audited Consolidated Financial Statements for these periods, which are not included in this report. This information should be read in conjunction with our audited Consolidated Financial Statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Statements of Operations Data	Fiscal Year Ended (1)
	June 30, 2013	June 24, 2012	June 26, 2011	June 27, 2010	June 28, 2009
(In thousands, except per share data)
Revenues	$977,035	$1,050,588	$1,176,577	$895,297	$740,419
Cost of sales	719,930	710,565	711,685	602,700	515,563
Gross profit	257,105	340,023	464,892	292,597	224,856
Selling, general and administrative expense	181,746	200,411	193,748	169,190	262,068
Research and development expense	127,093	135,105	119,339	99,310	98,211
Impairment of goodwill	—	69,421	—	—	23,867
Amortization of acquisition‑related intangible assets	6,653	8,369	6,768	4,375	4,408
Asset impairment, restructuring and other charges (recoveries)	16,996	—	(3,359)	289	56,493
Gain on disposition of property	—	(5,410)	—	—	—
Gain on divestiture	—	—	—	—	(96,136)
Operating income (loss)	(75,383)	(67,873)	148,396	19,433	(124,055)
Other expense, net	1,390	4,267	718	2,019	39,717
Interest expense (income), net	57	(333)	(10,114)	(11,221)	(11,694)
Income (loss) from continuing operations before income taxes	(76,830)	(71,807)	157,792	28,635	(152,078)
(Benefit from) provision for income taxes	11,990	(16,757)	(8,754)	(52,192)	95,339
Income (loss) from continuing operations	$(88,820)	$(55,050)	$166,546	$80,827	$(247,417)

Net income (loss) per common share-basic	$(1.28)	$(0.79)	$2.35	$1.13	$(3.42)
Net income (loss) per common share-dilutive	$(1.28)	$(0.79)	$2.33	$1.13	$(3.42)

Balance Sheet Data
Total cash, cash equivalents, restricted cash and investments	$455,895	$385,884	$499,668	$586,590	$604,441
Total assets	1,453,212	1,531,823	1,670,984	1,440,917	1,401,307
Long-term debt, less current maturities	—	—	—	—	—

Notes:

1.	No dividends were paid by the Company during the five years presented.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) should be read in conjunction with the other sections of this Annual Report on Form 10-K, including Part I, Item 1, “Business;” Part II, Item 6, “Selected Financial Data;” and Part II, Item 8, “Financial Statements and Supplementary Data.” Except for historic information contained herein, the matters addressed in this MD&A constitute “forward‑looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (“Securities Act”), and Section 21E of the Exchange Act, as amended. Forward‑looking statements may be identified by the use of terms such as “anticipate,” “believe,” “expect,” “intend,” “project,” “will,” and similar expressions. Such forward‑looking statements are subject to a variety of risks and uncertainties, including those discussed under the heading “Statement of Caution Under the Private Securities Litigation Reform Act of 1995,” in Part I, Item 1A, “Risk Factors” and elsewhere in this Annual Report on Form 10-K, that could cause actual results to differ materially from those anticipated by us. We undertake no obligation to update these forward‑looking statements to reflect events or circumstances after the date of this Annual Report or to reflect actual outcomes.

The following discussion and analysis provides information we believe is relevant to an assessment and understanding of our consolidated results of operations and financial condition. This discussion should be read in conjunction with our consolidated financial statements and accompanying notes for the year ended June 30, 2013. The discussion includes:

•	Overview

•	Results of Operations

•	Liquidity and Capital Resources

•	Critical Accounting Polices and Estimates

While we have made certain forward looking statements regarding revenues, gross margin, cash flows, selling, general and administrative expense and research and development expense in the following MD&A based on our current visibility into the market and current trends; markets remain somewhat uncertain and actual results could vary significantly based on changed conditions, among other reasons (See Part I, Item 1A, “Risk Factors”).

Overview

Fiscal Year 2013 Developments

Our financial results for fiscal year 2013 include the following measures:

•	Our revenues were $977.0 million, a 7.0 percent decrease from the prior fiscal year.

•	Our gross margin was 26.3 percent, a decrease of 6.1 percentage points from 32.4 percent in the prior fiscal year.

•	Our net loss was $88.8 million, a 61.3 percent larger loss than in the prior fiscal year.

•	Our net loss per share was $1.28, compared to net loss per share of $0.79 in the prior fiscal year.

•	We generated cash from operating activities of $139.4 million during fiscal year 2013 compared to generating cash from operating activities of $41.1 million in the prior fiscal year.

We conduct our business on a 52/53 week fiscal year. When operating under a 52/53 week fiscal year, it becomes necessary to have a longer fiscal year approximately every 5-6 years, resulting in a 53 week fiscal year. Fiscal year 2013 was such a 53 week year with a fourth quarter that was 14 weeks long, instead of a typical 13 weeks. As a result, on a normalized basis, our revenues and most operating expenses (but not all) were increased in our fourth quarter to approximately 108 percent of what they otherwise would have been for the typical 13-week quarter, and increased for the year to approximately 102 percent of what they otherwise would have been for a typical 52-week year. However, certain costs, primarily depreciation but also leases and a few other expenses, were incurred at a normal “quarterly” rate, rather than increasing due to the extra week. Current quarterly depreciation and amortization expense of $22.6 million and current quarterly lease rental expense of $2.8 million, are equivalent to a weekly expense of $1.7 million and $0.2 million, respectively.

Our revenues were $977.0 million and $1,050.6 million for the fiscal years ended June 30, 2013 and June 24, 2012, respectively. This revenue decline of $73.6 million or 7.0 percent, was primarily due to a $67.0 million, or 27.5 percent, decline in our ESP segment primarily due to a decrease in demand in the consumer and appliance end market. Revenue in the fourth quarter of $276.5 million, normalized on a pro-rata basis to 13 weeks, is equivalent to approximately $257 million. Although our annual revenues declined compared to fiscal year 2012, we experienced a slight recovery in demand during the fourth quarter of fiscal year 2013, reporting revenue growth compared to the third quarter revenue of $224.3 million. We currently expect revenues for the first quarter of fiscal year 2014 to be between $260 million and $268 million.

Our gross margin percentage declined by 6.1 percentage points to 26.3 percent for the fiscal year ended June 30, 2013 compared to the fiscal year ended June 24, 2012. The decrease in gross margin percentage was mainly a result of a decrease in factory utilization and lower selling prices. We currently expect our gross margin percentage for the first quarter of fiscal year 2014 to be between 33 percent and 34 percent.

During the fiscal year ended June 30, 2013, we continued to implement a number of initiatives to consolidate our internal manufacturing footprint and otherwise reduce costs.  We also continued efforts to increase our manufacturing flexibility by qualifying additional technologies and higher value-added products and programs with our contract wafer fabrication and assembly and test suppliers.  In the past we have targeted external contractors for up to 30 percent of our wafer fabrication needs, and 70 percent of our packaging needs. Going forward, we plan to further expand our use of external contractors for up to 50 percent of our wafer fabrication needs and 75 percent of our packaging needs. We will continue to monitor the demand environment and we may seek to further adjust our operational footprint and take other actions to reflect changes in demand in future periods.

In August 2012, we adopted a restructuring plan to modify our manufacturing strategy and lower our operating expenses in order to align our cost structure with current business conditions. As part of the plan, we closed our El Segundo wafer fabrication facility in March 2013 with an estimated annual cost savings of approximately $10 million. As an additional part of the plan, the resizing of our Newport, Wales fabrication facility is expected to continue in several phases through the middle of calendar year 2015 with estimated annual cost savings of approximately $16 million following completion. Further, we took other cost reduction actions to reduce our manufacturing footprint, primarily in our Tijuana, Mexico assembly facility and in our worldwide manufacturing overhead group.

As part of our restructuring plan, during the fiscal year ended June 30, 2013, we reduced our selling, general and administrative (“SG&A”) costs and research and development (“R&D”) costs, mainly through headcount reductions. We also took actions separate from the restructuring plan to reduce costs. During the fourth quarter of fiscal year 2013, when compared to our run rate exiting the three months ended June 24, 2012, we realized annual cost savings of over $40 million attributed to the combination of headcount reductions from the restructuring plan and other SG&A and R&D expense reductions.  We will continue to identify additional SG&A and R&D cost savings in order to seek to maintain our total of such expenses at approximately $75 million per quarter when our business is operating at higher revenue levels, even as certain costs (such as incentive bonuses and freight costs) scale upward with increasing revenue.

In conjunction with our ongoing restructuring plan, we incurred approximately $11.9 million of severance and workforce reduction costs, $1.9 million of asset impairment costs, $3.1 million of equipment relocation and re-qualification costs, and $0.1 million of decommissioning costs during the fiscal year ended June 30, 2013. We anticipate that we will incur restructuring charges during fiscal year 2014 of approximately $5.9 million (See Part I, Item 1, Notes to Consolidated Financial Statements-Note 7, “Asset Impairment, Restructuring and Other Charges”).

Our SG&A expenses decreased by $18.7 million for the fiscal year ended June 30, 2013, compared to the fiscal year ended June 24, 2012.  The decrease in SG&A expenses was primarily due to a decrease in headcount related expenses and decreased professional services, partly offset by higher litigation expenses and increased stock compensation expense.  Our SG&A expense for the fiscal year ended June 30, 2013 included an increase of $3.3 million in depreciation expense over the prior fiscal year due to the implementation of our Enterprise Resource Planning (“ERP”) system at the beginning of the second quarter of fiscal year 2012, as well as additional ERP enhancements which went into service throughout fiscal year 2013.

R&D expenses decreased $8.0 million for the fiscal year ended June 30, 2013, compared to the fiscal year ended June 24, 2012.  This decrease in R&D expense was primarily due to a decrease in headcount related expenses as a result of our restructuring initiatives and lower material costs, which were partly offset by the exhaustion of certain reimbursable grant funding at the end of fiscal year 2012, increased asset impairment expense, and increased stock compensation expense. We expect to maintain our R&D spend levels over the next fiscal year in order to meet our longer term revenue goals.

Our cash flows from operating activities provided $139.4 million of cash during fiscal year 2013 compared to $41.1 million for prior year comparable period. Our cash, cash equivalents and investments as of June 30, 2013 totaled $454.5 million (excluding restricted cash of 1.3 million), compared to $384.3 million (excluding restricted cash of $1.5 million) as of June 24, 2012. The increase in our cash and investments was primarily due to a $62.4 million reduction in inventory and a $30.7 million reduction in accounts receivable. Our $75.4 million operating loss during the fiscal year ended June 30, 2013 included significant non-cash expenses, and therefore only partly offset the generation of cash from the reduced inventory and receivables.

Segment Reporting

For the description of our reportable segments, see Note 8, “Segment Information”, to our Consolidated Financial Statements set forth in Part II, Item 8.

Four of our five Customer Segments (as identified below), namely, PMD, ESP, AP and EP, generally share the same manufacturing base and sales, marketing, and distribution channels.  While each segment focuses on different target end markets and applications, there are common performance elements arising from that shared manufacturing base and sales, marketing, and distribution channels.  As a result, while we manage performance of these segments individually, we also analyze performance of these segments together, separately from our other Customer Segment, HiRel.  For ease of reference, we refer to these four segments collectively as our “Commercial Segments.”  What we refer to as our “Customer Segments” include our PMD, ESP, AP, EP and HiRel reporting segments, and excludes the IP segment.

Results of Operations

Selected Operating Results

The following table sets forth certain items included in selected financial data as a percentage of revenues (in millions, except percentages):

	Fiscal Year Ended
	June 30, 2013		June 24, 2012		June 26, 2011
Revenues	$977.0	100.0%	$1,050.6	100.0%	$1,176.6	100.0%
Cost of sales	719.9	73.7	710.6	67.6	711.7	60.5
Gross profit	257.1	26.3	340.0	32.4	464.9	39.5
Selling, general and administrative expense	181.7	18.6	200.4	19.1	193.7	16.5
Research and development expense	127.1	13.0	135.1	12.9	119.3	10.1
Impairment of goodwill	—	—	69.4	6.6	—	—
Amortization of acquisition‑related intangible assets	6.7	0.7	8.4	0.8	6.8	0.6
Asset impairment, restructuring and other charges (recoveries)	17.0	1.7	—	—	(3.4)	(0.3)
Gain on disposition of property	—	—	(5.4)	(0.5)	—	—
Operating income (loss)	(75.4)	(7.7)	(67.9)	(6.5)	148.4	12.6
Other expense, net	1.4	0.1	4.3	0.4	0.7	0.1
Interest expense (income), net	0.1	—	(0.3)	—	(10.1)	(0.9)
Income (loss) before income taxes	(76.8)	(7.9)	(71.9)	(6.8)	157.8	13.4
(Benefit from) provision for income taxes	12.0	1.2	(16.8)	(1.6)	(8.7)	(0.7)
Net income (loss)	$(88.8)	(9.1)%	$(55.1)	(5.2)%	$166.5	14.2%

Amounts and percentages in the above table may not total due to rounding.

Revenues and Gross Margin

Revenues and Gross Margin for Fiscal year 2013 Compared to Fiscal Year 2012

The following table summarizes revenues and gross margin by reportable segment for the fiscal year ended June 30, 2013 compared to the fiscal year ended June 24, 2012. The amounts in the following table are in thousands:

	Fiscal Years Ended
	June 30, 2013			June 24, 2012			Change
	Revenues	Gross Margin	Gross Margin %	Revenues	Gross Margin	Gross Margin %	Revenues %	Gross Margin ppt
Power Management Devices (PMD)	$367,762	$79,682	21.7%	$367,913	$83,805	22.8%	0.0%	(1.1)
Energy Saving Products (ESP)	176,386	26,958	15.3	243,340	84,972	34.9	(27.5)	(19.6)
Automotive Products (AP)	124,695	22,127	17.7	113,353	25,326	22.3	10.0	(4.6)
Enterprise Power (EP)	116,302	37,754	32.5	132,164	45,913	34.7	(12.0)	(2.2)
Commercial Segments total	785,145	166,521	21.2	856,770	240,016	28.0	(8.4)	(6.8)
HiRel	188,831	88,185	46.7	192,229	98,418	51.2	(1.8)	(4.5)
Customer segments total	973,976	254,706	26.2	1,048,999	338,434	32.3	(7.2)	(6.1)
Intellectual Property (IP)	3,059	2,399	78.4	1,589	1,589	100.0	92.5	(21.6)
Consolidated total	$977,035	$257,105	26.3%	$1,050,588	$340,023	32.4%	(7.0)%	(6.1)

Revenues

Revenues from all our segments, taken as a whole, decreased by $73.6 million, or 7.0 percent. Revenues from our Customer Segments (which excludes the IP segment) decreased by $75.0 million, or 7.2 percent, for the fiscal year ended June 30, 2013 as compared to the prior year comparable period. Revenues for our Commercial Segments taken as a whole decreased by 8.4 percent compared to the prior year comparable period.

Within our Commercial Segments, AP revenue increased by 10.0 percent for the fiscal year ended June 30, 2013 compared to the prior year comparable period primarily due to increased demand for new IGBT and MOSFET products. Revenues for our ESP segment decreased by 27.5 percent compared to the prior year comparable period due to decreased demand in our consumer and appliance related products resulting from market slowdowns mainly in Asia, inventory reductions at our customers, and price erosion. Revenues for our EP segment decreased by 12.0 percent compared to the prior year comparable period due to a decrease in demand for prior generation server components and loss of market share in current generation server components, partially offset by increased demand for high-end computing and communication products. Revenues for our PMD segment were flat compared to the prior year comparable period due to a decrease in demand for our computing components offset by an increased demand for our industrial and consumer products components in the second half of the fiscal year.

For the fiscal year ended June 30, 2013, our HiRel segment revenues decreased by 1.8 percent compared to the prior year comparable period, primarily driven by a decrease in shipments for RAD-Hard discrete products due to production issues associated with a fabrication transfer.

For the fiscal year ended June 30, 2013, our IP segment revenues increased by $1.5 million or 92.5 percent, to $3.1 million compared to the prior year comparable period. The increase in revenue arose from a one-time $1.7 million sale of patents. We expect our IP segment revenues will be approximately $0.3 million per quarter in each of the next several quarters. However, we intend to continue to seek sale and/or licensing opportunities consistent with our business strategy.

Gross Margin

Our gross margin percentage decreased by 6.1 percentage points to 26.3 percent for the fiscal year ended June 30, 2013 compared to 32.4 percent for the prior year comparable period. This decrease in our gross margin percentage was the result of a decrease of 6.8 percentage points in gross margin for our Commercial Segments taken as a whole, and a decrease of 4.5 percentage points in gross margin for our HiRel segment. The decrease in gross margin for our Commercial Segments was primarily due to increased costs associated with lower factory utilization and price erosion.

Our ESP segment's gross margin decreased from 34.9 percent for the fiscal year ended June 24, 2012, to 15.3 percent for the fiscal year ended June 30, 2013, due to price erosion and increased inventory reserves. Additionally, ESP has been particularly impacted by the underutilization of several of our manufacturing plants, including our recently closed fabrication facility in El Segundo, California.  As a result, we expect ESP gross margins to improve as our revenue grows and the effects of underutilization diminish. Our AP segment's gross margin decreased from 22.3 percent for the fiscal year ended June 24, 2012, to 17.7 percent for the fiscal year ended June 30, 2013, due to price erosion and increases to our inventory reserves. Our PMD segment's gross margin decreased from 22.8 percent for the fiscal year ended June 24, 2012, to 21.7 percent for the fiscal year ended June 30, 2013, due to price erosion offset by a favorable industrial product component mix and lower inventory reserves. Our EP segment's gross margin decreased from 34.7 percent for the fiscal year ended June 24, 2012, to 32.5 percent for the fiscal year ended June 30, 2013, primarily due to an unfavorable product mix as a result of a decrease in our server business, which has higher gross margins than our computing components business, and price erosion.

Our HiRel segment’s gross margin percentage declined by 4.5 percentage points for the fiscal year ended June 30, 2013 compared to the prior year comparable period primarily due to unusual production costs associated with a fabrication transfer.

Our IP segment’s gross margin percentage declined by 21.6 percentage points for the fiscal year ended June 30, 2013 compared to the prior year comparable period due to costs associated with the sale of patents.

Revenues and Gross Margin for Fiscal Year 2012 Compared to Fiscal Year 2011

The following table summarizes revenues and gross margin by reportable segment for the fiscal year ended June 24, 2012 compared to the fiscal year ended June 26, 2011. The amounts in the following table are in thousands:

	Fiscal Years Ended
	June 24, 2012			June 26, 2011			Change
	Revenues	Gross Margin	Gross Margin %	Revenues	Gross Margin	Gross Margin %	Revenues %	Gross Margin ppt
Power Management Devices (PMD)	$367,913	$83,805	22.8%	$456,764	$144,140	31.6%	(19.5)%	(8.8)
Energy Saving Products (ESP)	243,340	84,972	34.9	275,044	122,841	44.7	(11.5)	(9.8)
Automotive Products (AP)	113,353	25,326	22.3	112,174	33,542	29.9	1.1	(7.6)
Enterprise Power (EP)	132,164	45,913	34.7	134,627	59,425	44.1	(1.8)	(9.4)
Commercial Segments total	856,770	240,016	28.0	978,609	359,948	36.8	(12.5)	(8.8)
HiRel	192,229	98,418	51.2	190,547	97,523	51.2	0.9	—
Customer segments total	1,048,999	338,434	32.3	1,169,156	457,471	39.1	(10.3)	(6.8)
Intellectual Property (IP)	1,589	1,589	100.0	7,421	7,421	100.0	(78.6)	—
Consolidated total	$1,050,588	$340,023	32.4%	$1,176,577	$464,892	39.5%	(10.7)%	(7.1)

Revenues

Revenues from all our segments, taken as a whole, decreased by $125.9 million, or 10.7 percent, while revenues from our Customer Segments (which exclude the IP segment) decreased by $120.2 million, or 10.3 percent, for the fiscal year ended June 24, 2012, as compared to the prior year comparable period. Revenues for our Commercial Segments, taken as a whole, decreased 12.5 percent from the prior year comparable period. We experienced lower demand among industrial product components, decrease of demand for our products used in consumer appliance and air conditioner applications, and weakness in the consumer end market. These declines were slightly offset by increased sales in our products sold in automotive applications.

Within our Commercial Segments, AP revenue increased 1.1 percent for fiscal year 2012 as compared to the prior year comparable period. Revenues for our AP segment increased due to an increase in demand as a result of increased production within the automotive industry. Revenues for our PMD segment decreased 19.5 percent compared to the prior year comparable period due to a decrease in demand for universal power supply components, consumer products components, and our industrial products components. Revenues for our ESP segment decreased 11.5 percent due to decreased demand in our industrial and consumer appliance related products. Revenues for our EP segment decreased 1.8 percent compared to the prior year comparable period due to lower sales of server component products, which was partially offset by an increase in high performance computing, and increased revenue from digital power products related to the March 2011 CHiL Semiconductor Corporation ("CHiL") acquisition.

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

Gross Margin

Our gross margin decreased by 7.1 percentage points to 32.4 percent for fiscal year 2012 compared to the prior year comparable period. This decrease in our gross margin was the result of a decrease of 8.8 percentage points in gross margin for our Commercial Segments taken as a whole, while gross margins in our HiRel segment remained flat at 51.2 percent. The decrease in gross margin for all of our Commercial Segments was primarily due to unfavorable change in product mix, increased costs associated with lower factory utilization, and increased inventory reserves, as well as costs related to the impairment of our El Segundo fabrication facility recorded in cost of sales for our ESP segment. Our EP segment’s unfavorable product mix was due to an increase in computing components business, which has lower gross margins than our server business. Our AP segment’s unfavorable product mix was due to a decrease in our IC product demand, which are higher margin products than our MOSFET products. Our ESP segment’s unfavorable product mix was due to a decrease in HVIC demand, which generally are higher margin products than our IGBT products. Our PMD segment’s reduced gross margin was caused by an unfavorable change in product mix due to reduced sales of our industrial products, which have higher gross margins than our consumer components business, and price erosion.

Selling, General and Administrative Expense

(Dollar amounts in thousands)	Fiscal Year Ended June 30, 2013	% of Revenues	Fiscal Year Ended June 24, 2012	% of Revenues	Fiscal Year Ended June 26, 2011	% of Revenues	% Revenues Change 2013 vs. 2012	% Revenues Change 2012 vs. 2011
Selling, General and Administrative Expense	$181,746	18.6%	$200,411	19.1%	$193,748	16.5%	(0.5) ppt	2.6 ppt

Our SG&A expenses decreased by $18.7 million for the fiscal year ended June 30, 2013, compared to the fiscal year ended June 24, 2012.  The year-over-year decrease in SG&A expenses was primarily due to a decrease in headcount related expenses and decreased professional services, partly offset by higher litigation expenses and increased stock compensation expense.  Additionally, SG&A depreciation increased by $3.3 million for the fiscal year ended June 30, 2013 due to the implementation of our Enterprise Resource Planning (“ERP”) system at the beginning of the second quarter of fiscal year 2012 as well as additional ERP enhancements which went into service throughout fiscal year 2013.

SG&A expenses increased by $6.7 million for the fiscal year ended June 24, 2012, compared to the fiscal year ended June 26, 2011. The year-over-year increase in SG&A was primarily due to costs associated with the implementation of our ERP system, increased professional services costs, and an increase in headcount related expenses, partially offset by lower incentive bonus and commissions.  Depreciation associated with the ERP system was approximately $2.0 million per quarter beginning with the second quarter of fiscal year 2012 and is charged to SG&A expense.

Research and Development Expense

(Dollar amounts in thousands)	Fiscal Year Ended June 30, 2013	% of Revenues	Fiscal Year Ended June 24, 2012	% of Revenues	Fiscal Year Ended June 26, 2011	% of Revenues	% Revenues Change 2013 vs. 2012	% Revenues Change 2012 vs. 2011
Research and Development Expense	$127,093	13.0%	$135,105	12.9%	$119,339	10.1%	0.1 ppt	2.8 ppt

R&D expenses decreased by $8.0 million for the fiscal year ended June 30, 2013, compared to the fiscal year ended June 24, 2012.  The year-over-year decrease in R&D was primarily due to a decrease in headcount related expenses as a result of our restructuring initiatives and lower material costs, which were partly offset by the exhaustion of certain reimbursable grant funding at the end of fiscal year 2012, increased asset impairment expense, and increased stock compensation expense. We expect to maintain our R&D spend levels over the next fiscal year in order to meet our longer term revenue goals.

R&D expenses increased by $15.8 million for the fiscal year ended June 24, 2012, compared to the fiscal year ended June 26, 2011. The year-over-year increase in R&D expenses was primarily due to increased material costs associated with developing new products, and increased headcount, including headcount from the March 2011 CHiL acquisition, partially offset by lower incentive bonus.

Impairment of Goodwill

During the fourth quarter of fiscal years 2013 and 2011, we completed our annual goodwill impairment tests. Based on the results of these tests, no impairment was recorded.

In the fourth quarter of fiscal year 2012, we completed our annual goodwill impairment tests, taking into account current and anticipated future economic conditions and technology trends, and estimated future operating results. After completing the first step in the goodwill impairment analysis, we concluded that the goodwill in the EP segment was impaired. Several factors led to a reduction in forecasted EP segment cash flows, key among them, deteriorating market conditions, business trends, and projected product mix, causing lower than expected performance. As a result, the net book value of our EP segment exceeded its estimated fair value determined using a discounted cash flow analysis. As the estimated fair value was less than the net book value, we performed the second step of the impairment test, and as a result of the step two analysis, we recorded a goodwill impairment charge of $69.4 million relating to our EP segment in fiscal year 2012.

Asset Impairment, Restructuring and Other Charges (Recoveries)

Asset impairment, restructuring and other charges reflect the impact of certain cost reduction programs and initiatives implemented by us. These programs and initiatives include the closing of facilities, the termination of employees and other related activities. Asset impairment, restructuring and other charges include program-specific exit costs, severance benefits pursuant to an ongoing benefit arrangement, and special termination benefits. Severance costs unrelated to our restructuring initiatives are recorded as an element of cost of sales, R&D, or SG&A, depending upon the classification and function of the employment position terminated. Restructuring costs are expensed during the period in which all requirements of recognition were met.

Fiscal Year 2013 Initiatives

During the first quarter of fiscal year 2013, we announced a restructuring plan to modify our manufacturing strategy and lower operating expenses in order to align our cost structure with business conditions. As part of the plan, we are incurring costs recorded in asset impairment, restructuring and other charges related primarily to the following:

•	El Segundo Fabrication Facility Closure Initiative

•	Newport Fabrication Facility Resizing Initiative

•	Other Cost Reduction Activities Initiative

The following tables summarize the total asset impairment, restructuring and other charges by initiative for fiscal year 2013 (in thousands):

	Fiscal Year Ended
	June 30, 2013
	El Segundo Fabrication Facility Closure Initiative	Newport Fabrication Facility Resizing Initiative	Other Cost Reduction Activities Initiative	Total
Reported in asset impairment, restructuring and other charges:
Asset impairment	$178	$675	$1,062	$1,915
Severance and workforce reduction costs	5,875	597	5,417	11,889
Decommissioning costs	—	79	—	79
Relocation and re-qualification costs	398	2,715	—	3,113
Total asset impairment, restructuring and other charges	$6,451	$4,066	$6,479	$16,996

In addition to the amounts in the table above, $2.0 million of other charges related to the restructuring initiatives were recorded in cost of sales during the fiscal year ended June 30, 2013. These charges, which were for accelerated depreciation and inventory write-downs, are not classifiable as restructuring costs, and were therefore recorded in cost of sales.

The following table summarizes changes in our restructuring related accruals related to our fiscal year 2013 initiatives for the fiscal year ended June 30, 2013, which are included in accrued salaries, wages, and benefits on the balance sheet (in thousands):

	El Segundo Fabrication Facility Closure Initiative	Newport Fabrication Facility Resizing Initiative	Other Cost Reduction Activities Initiative	Total
Accrued severance and workforce reduction costs at June 24, 2012	$—	$—	$—	$—
Accrued during the period and charged to asset impairment, restructuring and other charges	5,875	597	5,417	11,889
Costs paid during the period	(5,678)	(597)	(5,417)	(11,692)
Accrued severance and workforce reduction costs June 30, 2013	$197	$—	$—	$197

Fiscal Year 2013 El Segundo Fabrication Facility Closure Initiative

During fiscal year 2013, we adopted a restructuring plan and closed our El Segundo wafer fabrication facility in the third quarter of fiscal year 2013. During the fiscal year ended June 30, 2013, we incurred $6.5 million of asset impairment, restructuring and other charges. In connection with the plan, we estimate total pre-tax costs of $7.2 million. The estimated total costs consist of $5.9 million of severance and workforce reduction costs, $1.1 million of relocation and re-qualification costs, and $0.2 million of asset impairment costs. In addition to the restructuring charges above, during the fiscal year ended June 30, 2013, we recorded $1.5 million of other charges related to the restructuring initiative in cost of sales. These other charges, which were for accelerated depreciation and inventory write-downs, are not classifiable as restructuring costs, and affected the ESP reporting segment.

During the fiscal year ended June 30, 2013, cash payments for this initiative were $6.1 million, and are estimated to be approximately $0.9 million for the two year period consisting of fiscal years 2014 and 2015. We estimate annual cost savings of approximately $10 million for fiscal year 2014 and thereafter compared to our fourth quarter fiscal year 2012 run rate. These cost savings are the result of reduced manufacturing overhead costs, which will impact cost of sales. We do not anticipate these overhead costs savings to be offset by additional costs incurred in other locations.

In addition, we estimate we will make total cash expenditures of $2.5 million for the decontamination and restoration of this fabrication facility. These costs were previously considered as part of the asset impairment of the El Segundo Fabrication Facility recorded in the fourth quarter of fiscal year 2012, and are not anticipated to result in additional restructuring charges.

Fiscal Year 2013 Newport, Wales Fabrication Facility Resizing Initiative

During fiscal year 2013, we adopted a restructuring plan to resize our wafer fabrication facility in Newport, Wales in several phases by the middle of calendar year 2015. During the fiscal year ended June 30, 2013, we incurred $4.1 million of asset impairment, restructuring and other charges. In connection with the plan, we estimate total pre-tax costs of approximately $17.5 million. These consist of approximately $0.7 million of asset impairment costs, $2.9 million of severance and workforce reduction costs, $4.4 million of decommissioning costs, and $9.5 million of relocation and re-qualification costs. In addition to the restructuring charges above, during the fiscal year ended June 30, 2013, we recorded $0.5 million of other charges related to the restructuring initiative in cost of sales. These other charges, which were for accelerated depreciation, are not classifiable as restructuring costs.

During the fiscal year ended June 30, 2013, cash payments for this initiative were $3.4 million, and are estimated to be approximately $13.4 million for the two year period consisting of fiscal years 2014 and 2015. After the completion of this initiative, we estimate annual cost savings of approximately $16 million. These cost savings are the result of reduced manufacturing overhead costs, which will impact cost of sales.  We do not anticipate these cost savings to be offset by additional costs incurred in other locations.

Fiscal Year 2013 Other Cost Reduction Activities Initiative

During fiscal year 2013, we completed all actions for this initiative to reduce (i) capacity at manufacturing facilities in Mexico, California, and Arizona, and (ii) administrative and research and development costs around the world. As part of the plan, we incurred approximately $5.4 million of severance and workforce reduction costs in fiscal year 2013.  During the fiscal year ended June 30, 2013, severance and workforce reduction costs included $3.0 million related to manufacturing functions, $1.1 million for general and administrative functions, and $1.3 million for research and development functions.

As part of these efforts, during the fiscal year ended June 30, 2013, we also incurred $1.1 million of asset impairment costs for the planned disposition of certain manufacturing equipment related to our manufacturing facility in Mexico.

During the fiscal year ended June 30, 2013, cash payments for this initiative were $5.4 million. We estimate annual cost savings of approximately $18 million for fiscal year 2014 and thereafter compared to our fourth quarter 2012 run rate. These cost savings will result in reduced SG&A and R&D expenses, as well as lower cost of sales. We do not anticipate these cost savings to be offset by additional costs incurred in other locations.

Fiscal Year 2009 and 2008 Initiatives

Asset impairment, restructuring and other charges include the impact of various cost reduction programs initiated during fiscal years 2009 and 2008. These programs and initiatives include the closure of facilities, the relocation of equipment and employees, the termination of employees and other related activities.

The following table summarizes the total asset impairment, restructuring and other charges (recoveries) by initiative for fiscal year 2011:

	El Segundo, California Facility Closure Initiative	Research & Development Facility Closure Initiative	Other Charges	Total
Fiscal 2011 reported in asset impairment, restructuring and other charges (recoveries):
Severance and workforce reduction costs (recoveries)	$(3,426)	$—	$—	$(3,426)
Other charges	—	67	—	67
Fiscal 2011 total asset impairment, restructuring and other charges (recoveries)	$(3,426)	$67	$—	$(3,359)

During fiscal years 2012 and 2013, there were no asset impairment, restructuring and other charges for the 2009 and 2008 initiatives.

In fiscal year 2011, as a result of our decision at that time to suspend for the foreseeable future our El Segundo Fabrication Facility Closure Initiative (as described below), we recorded a net credit to cost of sales for approximately $1.0 million to accrued workforce reduction costs related to retention bonuses.

The following table summarizes changes in our restructuring related accruals for fiscal years ended June 24, 2012 and June 26, 2011, which are included in other accrued expenses on the balance sheet (in thousands):

El Segundo
Accrued severance and workforce reduction costs, June 27, 2010	$4,896
Change in provision	(4,435)
Accrued severance and workforce reduction costs, June 26, 2011	461
Cost paid	(461)
Accrued severance and workforce reduction costs, June 24, 2012	$—

Fiscal Year 2009 El Segundo, California Facility Closure Initiative

We adopted a plan for the closure of our El Segundo, California fabrication facility during fiscal year 2009. Due to higher demand than what had been anticipated at the time the plan was adopted, in mid-fiscal year 2011, we suspended for the foreseeable future the closure of this facility. As a result of suspending this closure initiative, we recorded a credit to asset impairment, restructuring and other charges for approximately $3.5 million for previously accrued severance costs in fiscal year 2011. We paid the remaining $0.5 million of accrued retention bonuses under this initiative during fiscal year 2012.

Fiscal Year 2008 Research and Development Facility Closure Initiative

In the third quarter of fiscal year 2008, we adopted a plan for the closure of our Oxted, England facility and our El Segundo, California Research and Development (“R&D”) fabrication facility. We have completed the closure of the Oxted, England facility.

The El Segundo, California research and development fabrication facility is no longer used as a research and development fabrication facility. It is now used as a research and development test and office facility. The final exit from the facility will not occur for the foreseeable future.  Given the ongoing modified use of the facility, we consider the restructuring initiative relating to this facility to be complete.

Other Expense (Income), Net

Other expense (income), net includes, primarily, gains and losses related to foreign currency fluctuations and investment impairments, offset by tax indemnification releases. Other expense, net, was $1.4 million and $4.3 million for the fiscal years ended June 30, 2013 and June 24, 2012, respectively. Other expense (income), net for the fiscal year ended June 30, 2013 includes a foreign currency exchange loss of $2.2 million due to fluctuations in foreign exchange currencies, and a cost-based investment impairment charge of $0.4 million, which were partially offset by a release of tax indemnification reserves of $1.1 million. The prior year comparable period included a foreign currency exchange loss of $3.5 million due to significant fluctuations in foreign currency exchange rates in the first and fourth quarters, and investment impairment charges of $2.9 million, which were partially offset by a $1.3 million release of tax indemnification reserves.

Other expense, net, was $0.7 million for the fiscal year ended June 26, 2011. The fiscal year ended June 26, 2011 includes investment impairment charges of $1.4 million and foreign currency exchange losses of $1.2 million which were partially offset by the net release of $1.4 million of reserves related to an indemnification for tax liabilities for which the statute of limitations had expired.

For fiscal years ended June 30, 2013, June 24, 2012 and June 26, 2011, we recognized foreign currency exchange losses of $2.2 million, $3.5 million, and $1.2 million, respectively, in other expense, net. These losses were primarily from the re-measurement into the functional currency of non-functional currency receivable and payable balances, including such intercompany balances, partially offset by foreign currency forward contracts.

Interest Expense (Income), Net

Interest income includes, primarily, realized gains related to the disposal of investments, and interest income from investments. Interest income was $0.4 million, $0.8 million, and $10.7 million for the fiscal years ended June 30, 2013, June 24, 2012, and June 26, 2011, respectively.  The decline in interest income for the fiscal year ended June 30, 2013 compared to the fiscal year ended June 24, 2012, was due primarily to lower average balances of interest bearing investments and lower interest rates that reduced interest income by $0.4 million. The decline in interest income for the fiscal year ended June 24, 2012 compared to the fiscal year ended June 26, 2011, was due primarily to a reduction of realized gains from the disposal of investments of $8.0 million, and a combination of lower average balances of interest bearing investments and lower interest rates that reduced interest income by $1.9 million. The gains from disposal of investments primarily related to our asset-backed and mortgage-backed securities. These investments were liquidated by the end of the third quarter of fiscal year 2012.

Interest expense has remained relatively flat at $0.5 million, $0.5 million, and $0.6 million for the fiscal years ended June 30, 2013, June 24, 2012, and June 26, 2011, respectively.

Income Taxes

We recorded a tax expense of $12.0 million and benefit of $16.8 million for the fiscal years ended June 30, 2013 and June 24, 2012, respectively. The expense was primarily due to valuation allowances offsetting the benefit related to current year losses, tax rate changes in foreign jurisdictions, and withholding tax, which were partially offset by lower statutory rates in certain foreign jurisdictions and a decrease in uncertain tax positions. The benefit for the fiscal year ended June 24, 2012 was primarily due to a release of valuation allowances, and lower statutory rates in certain foreign jurisdictions, partially offset by an increase in uncertain tax positions and deemed distributions.

Our effective tax rate for the fiscal year ended June 24, 2012 was benefited by a decrease of 24.7 percent due to the net release of $17.8 million of valuation allowances. The gross release of the valuation allowance was comprised of: (i) an effective tax rate impact of 39.9 percent as a result of attaining three-year pretax cumulative income at one of our U.K. subsidiaries resulting in the release of $28.6 million of deferred tax assets, and (ii) a 2.5 percent impact due to goodwill impairment totaling $1.8 million resulting in the reduction of a deferred tax liability. The gross increase of the valuation allowance was comprised of: (i) an effective tax rate impact of 14.3 percent as a result of recording a valuation allowance on our California deferred tax assets in the amount of $10.3 million, and (ii) a 3.4 percent impact related to an increase in the valuation allowance associated with U.S. federal and states current year results totaling $2.3 million. No such valuation allowance release occurred in fiscal year 2013.

Our effective tax rate for the fiscal year ended June 24, 2011 was reduced by 19.2 percent due to the release of $30.3 million of valuation allowances. The releases were comprised of: (i) an effective tax rate impact of 13.1 percent as a result of current year profitability utilizing $20.7 million of deferred tax assets in the U.S.; and (ii) an effective tax rate impact of 6.1 percent as a result of a change in the structure of a U.K. subsidiary so that it was operating with a structured and certain profit. With such a structured and certain profit, the U.K. subsidiary's forecasted income became a more reliable source of taxable income and allowed for a corresponding valuation allowance release of $9.6 million.

During the 2011 fiscal year the Company recorded a deferred charge of $14.5 million and valuation allowance of $6.7 million related to certain intercompany transactions which reduced its deferred tax assets and associated valuation allowance in the U.K. by $7.8 million. As of June 30, 2013, as a result of the amortization of the deferred charge reported during the fiscal year, the charge and the related valuation allowance were reduced to $7.2 million and $3.3 million, respectively.

During the 2012 fiscal year, the Company recorded a deferred charge of $16.5 million and valuation allowance of $13.4 million related to certain intercompany transactions which reduced its deferred tax assets and associated valuation allowance in the U.S. by $3.1 million. As of June 30, 2013, as a result of the amortization of the deferred charge reported during the fiscal year, the charge and the related valuation allowance were reduced to $12.1 million and $9.9 million, respectively.

We operate in multiple foreign jurisdictions with lower statutory tax rates than the United States, and our operation in Singapore has the most significant impact on the effective tax rate for the fiscal year 2013. We expect to be subject to an effective tax rate of 17 percent in Singapore for fiscal year 2014.

Liquidity and Capital Resources

Cash Requirements

Contractual Obligations and Commercial Commitments

As of the fiscal year ended June 30, 2013, our contractual obligations and commercial commitments described below are as follows (in thousands):

		Payments Due by Period
	Total	Less than 1 Year	1 - 2 Years	2 - 3 Years	3 - 4 Years	4 - 5 Years	5 Years & Thereafter
Operating leases (1)	$51,955	$11,573	$10,160	$8,195	$5,980	$5,539	$10,508
Purchase commitments:
Capital purchase obligations	9,550	9,277	273	—	—	—	—
Other purchase obligations	105,762	101,267	2,598	1,505	380	12	—
Total contractual obligations	$167,267	$122,117	$13,031	$9,700	$6,360	$5,551	$10,508

	Amount of Commercial Commitments by Expiration Period

	Total	2013	2014	2015	2016	Thereafter
Bank guarantees and letters of credit (1)	$712	$712	—	—	—	—
Total bank guarantees and letters of credit	$712	$712	$—	$—	$—	$—

(1)	These represent our off-balance sheet arrangements.

The contractual obligations table above does not include reserves recorded in fiscal year 2007 for indemnifications provided to Vishay related to certain tax obligations for divested entities or for liabilities related to unrecognized tax benefits, as we are unable to reasonably estimate the timing of settlement for these liabilities. As of June 30, 2013, we have reserves of $0.9 million in other long-term liabilities for the indemnification liability. We also have reserves of $12.3 million for non-current liabilities related to unrecognized tax benefits.

Other purchase obligations in the table above represent non capital related agreements with vendors to supply inventory, inputs and/or services to our fabrication and assembly facilities.

On October 27, 2008, our Board of Directors authorized a stock repurchase program of up to $100.0 million of common stock of the Company. On July 20, 2010, our Board of Directors authorized an increase in the stock repurchase program limit by an additional $50.0 million bringing the total program authorization to $150.0 million. Repurchases of our shares of common stock under this program may be made in the open market or through privately negotiated transactions. The timing and actual number of shares repurchased depends on market conditions and other factors. The stock repurchase program may be suspended at any time without prior notice. For the fiscal year ended June 30, 2013, we repurchased approximately 0.3 million shares for approximately $5.2 million. To date, we have purchased an aggregate of approximately 6.2 million shares for approximately $113.2 million under the program.

Revolving Credit Facility

On October 25, 2012 (the “Closing Date”), we entered into a Credit Agreement (the “Credit Agreement”), as borrower, with Wells Fargo Bank, National Association, as Administrative Agent (“Agent”), and certain lenders (the “Lenders”), pursuant to which we established a senior unsecured revolving credit facility (the “Facility”) in an aggregate principal amount of $100 million with sublimits for swingline loans (of $25 million) and the issuance of letters of credit (of $10 million). The Credit Facility matures on October 25, 2016.

The proceeds of the Credit Facility may be used to finance certain capital expenditures and acquisitions permitted thereunder, to provide for the working capital and general corporate needs as well as to pay fees, commissions and expenses associated with the Credit Facility.

Outstanding amounts under the Credit Facility will initially bear interest at a rate per annum equal to, at our option, either (a) LIBOR plus 1.25 percent or (b) a “Base Rate” (equal to the greatest of (i) the Agent’s prime rate; (ii) the federal funds rate plus 0.50 percent; and (iii) LIBOR plus 1.00 percent) plus 0.25 percent. From and after our fiscal quarter ending on March 24, 2013, the margin over LIBOR and the Base Rate may be adjusted periodically based on our ratio of total funded debt to consolidated EBITDA as defined under the Credit Facility, with 1.75 percent per annum being the maximum LIBOR margin and 0.75 percent per annum being the maximum Base Rate margin established by such adjustment mechanism. We are required to pay a commitment fee on the unused commitments under the Credit Facility at an initial rate equal to 0.25 percent per annum (subject to a similar leverage-based adjustment up to a maximum of 0.35 percent per annum).

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

As of June 30, 2013, we were in compliance with the financial tests and covenants, and there were no amounts outstanding under the Credit Facility.

Off-Balance Sheet Arrangements

In the normal course of business, we enter into various operating leases for buildings and equipment. In addition, we provide standby letters of credit or other guarantees as required for certain transactions. From time to time, we provide cash collateral in support of outstanding letters of credit. See tables under “Contractual Obligations and Commercial Commitments” as disclosed previously in this “Liquidity and Capital Resources” section.

Sources and Uses of Cash

We require cash to fund our operating expense and working capital requirements, capital expenditures, strategic growth initiatives, and to repurchase our common stock under our stock repurchase program. Our primary sources for funding these requirements are cash and investments on hand and cash from operating activities. On October 25, 2012, we entered into a $100 million unsecured revolving credit facility as discussed above. To maintain the availability of the facility, we have to comply with a number of covenants and satisfy a number of conditions, including a minimum available liquidity requirement. We are currently in compliance with the financial covenants contained in the revolving credit agreement.

Total cash (excluding restricted cash), cash equivalents, and investments at the end of each year were as follows (in thousands):

	Fiscal Year Ended
	June 30, 2013	June 24, 2012
Cash and cash equivalents	$443,490	$305,423
Investments	11,056	78,926
Total cash, cash equivalents, and investments	$454,546	$384,349

At June 30, 2013, we had $454.5 million of cash (excluding $1.3 million of restricted cash), cash equivalents and short-term and long-term investments, consisting of available-for-sale fixed income and investment‑grade securities, an increase of $70.2 million from June 24, 2012. The increase in our cash and investments was primarily due to a $62.4 million reduction in inventory and a $30.7 million reduction in accounts receivable. Our $75.4 million operating loss during the fiscal year ended June 30, 2013 included significant non-cash expenses, and therefore only partly offset the generation of cash from reduced inventory and receivables. At June 30, 2013, we had an increase of $138.1 million in cash and cash equivalents, and a decrease in investments of $67.9 million, compared to the balances as of June 24, 2012.  We reduced our investments and increased our cash and cash equivalents in the short-term in an effort to align our long-term investment strategy to preserve principal and maintain liquidity while achieving moderate returns on the investment portfolio.

We believe that our existing cash and cash equivalents will be sufficient to meet operating requirements and satisfy our existing balance sheet liabilities and other cash obligations for at least the next twelve months. Our cash and cash equivalents are available to fund working capital needs, strategic growth initiatives, if any, repurchase of stock for our common stock repurchase program and capital expenditures. During fiscal year 2013, we took actions to meet our longer term revenue growth goals, including ongoing capital investments in our existing manufacturing operations and in the construction of a new facility in Singapore. We plan to continue expanding our manufacturing capabilities for key technologies in anticipation of meeting our long term strategic goals.

Our outlook for fiscal year 2014 is that our cash flow from operating activities will be positive. We estimate that cash capital equipment expenditures for the fiscal year 2014 will be about $70 million as we invest in new manufacturing process technologies, and our new facility in Singapore.

Cash Flow

Our cash flows were as follows (in thousands):

	Fiscal Year Ended
	June 30, 2013	June 24, 2012	June 26, 2011
Cash flows provided by operating activities	$139,396	$41,051	$161,889
Cash flows used in investing activities	(4,659)	(3,319)	(74,645)
Cash flows provided by (used in) financing activities	4,800	(26,847)	(21,313)
Effect of exchange rates on cash and cash equivalents	(1,470)	(4,193)	3,011
Net increase in cash and cash equivalents	$138,067	$6,692	$68,942

Non-cash adjustments to cash flow provided by operating activities during the fiscal year ended June 30, 2013 included $91.2 million of depreciation and amortization, $21.6 million of stock compensation expense, and $20.4 million from the net change in the inventory provision. Changes in operating assets and liabilities increased cash provided by operating activities by $65.0 million, primarily attributed to a decrease in inventories and accounts receivable, and an increase in accounts payable, partially offset by a decrease in other accrued expenses.

Cash used in investing activities of $4.7 million during the fiscal year ended June 30, 2013 was primarily the result of capital expenditures of $72.6 million and purchases of investments of $10.0 million, primarily offset from the sales and maturities of investments of $77.6 million. Cash provided by financing activities of $4.8 million during the fiscal year ended June 30, 2013 was primarily the result of proceeds from exercises of stock options, partially offset by cash used for stock repurchases under the stock repurchase program.

Working Capital

Our working capital is dependent on demand for our products and our ability to manage accounts receivable and inventories. Other factors which may result in changes to our working capital levels are our restructuring initiatives, investment impairments and share repurchases.

The changes in working capital for the fiscal year ended June 30, 2013 were as follows (in thousands):

	June 30, 2013	June 24, 2012	Change
Current Assets
Cash and cash equivalents	$443,490	$305,423	$138,067
Restricted cash	611	595	16
Short-term investments	11,056	63,872	(52,816)
Trade accounts receivable, net	137,762	168,499	(30,737)
Inventories	232,315	294,702	(62,387)
Current deferred tax assets	4,948	5,110	(162)
Prepaid expenses and other receivables	33,002	29,845	3,157
Total current assets	863,184	868,046	(4,862)

Current Liabilities
Accounts payable	89,312	88,726	586
Accrued income taxes	949	750	199
Accrued salaries, wages and commissions	39,719	40,403	(684)
Other accrued expenses	78,414	83,164	(4,750)
Total current liabilities	208,394	213,043	(4,649)
Net working capital	$654,790	$655,003	$(213)

For the reason for changes in cash and investments, please see the above discussions under sources and uses of cash and cash flows.

The decrease in net trade accounts receivable of $30.7 million from June 24, 2012 to June 30, 2013 reflects the decrease in quarterly revenues of approximately 4.8 percent on a 13 week quarter basis from the three months ended June 24, 2012 while our days-sales-outstanding decreased by approximately 8 days.

Inventories decreased $62.4 million during the fiscal year ended June 30, 2013, including a $32.7 million decrease in finished goods, $24.0 million decrease in work-in-process, and a $5.6 million decrease in raw materials. Due to this decrease in inventory, inventory weeks decreased to approximately 17 weeks as of June 30, 2013, from 19 weeks as of June 24, 2012.

Other

In connection with certain tax matters described in Note 9, “Income Taxes,” in the Notes to the Consolidated Financial Statements, we are pursuing refunds for income taxes we believe have been overpaid in certain jurisdictions. In these jurisdictions, we cannot determine that the realization of the tax refunds of $2.6 million is more likely than not, and as such, we have not recognized them as income tax benefits in our consolidated financial statements.

As of June 30, 2013, if our offshore cash, cash equivalents, and investment amounts were repatriated to the U.S., approximately $43.7 million would incur U.S. federal and state income taxes. We expect the amount that would incur U.S. federal and state income taxes to vary depending on a number of factors, including, but not limited to, general market conditions, the level of economic activity, and applicable regulatory or statutory changes.  We believe that the amount of offshore cash, cash equivalents and investments will increase over time, consistent with increases in our planned offshore business activity, offset by offshore working capital needs and strategic investments to support the growth and expansion of the Company overall. In light of our overall amount of $454.5 million in cash (excluding restricted cash of $1.3 million), cash equivalents and short-term investments as of June 30, 2013, we do not believe that indefinite reinvestment of approximately $43.7 million of earnings off-shore would have a material adverse effect on us as a whole.  Consequently, we do not expect there to be a liquidity event that would impact our ability to indefinitely reinvest foreign earnings.

Recent Accounting Standards

Information set forth under Part II, Item 8, Note 1, “Business, Basis of Presentation and Summary of Significant Accounting Policies—Recent Accounting Standards” is incorporated herein by reference.

Critical Accounting Policies and Estimates

The discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”). The preparation of consolidated financial statements in accordance with GAAP requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, as well as the disclosure of contingent assets and liabilities. The U.S. Securities and Exchange Commission has defined critical accounting policies as those that “are both most important to the portrayal of the company’s financial condition and results, and they require management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain.” As such, we have identified the following policies as our critical accounting policies: Revenue recognition and allowances for sales returns and price concessions, fair value of financial instruments, impairment of long-lived assets, intangibles and goodwill, other-than-temporary impairments, inventories, income taxes and loss contingencies.

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

Generally, we recognize revenue on sales to distributors using the "sell in" method (i.e. when product is sold to the distributor) rather than the "sell through" method (i.e. when the product is sold by the distributor to the end user). Certain distributors and other customers have limited rights of return (including stock rotation rights) and/or are entitled to price protection, where a rebate credit may be provided to the customer if we lower our price on products held in the distributor's inventory. Additionally, in certain limited cases, we may pre-approve a credit to a distributor to facilitate a particular sale by the distributor to an end customer. We estimate and establish allowances for expected future product returns and credits and record a reduction in revenue for estimated future product returns and future credits to be issued to the customer in the period in which revenues are recognized. We estimate future credits to be issued in relation to price protection at the time we make changes to our distributor price book. The estimate of future returns and credits is based on historical sales returns, analysis of credit memo data, and other factors known at the time of revenue recognition. We monitor product returns and potential price adjustments on an ongoing basis.

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

Fair Value of Financial Instruments

Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Assets and liabilities measured at fair value are categorized based on whether or not the inputs are observable in the market and the degree that the inputs are observable. The categorization of financial assets and liabilities within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement. The hierarchy is broken down into three levels (with Level 3 being the lowest) defined as follows:

•
Level 1—Inputs are based on quoted market prices for identical assets or liabilities in active markets at the measurement date. Our financial assets valued using Level 1 inputs include money market funds, treasury bonds, marketable equity securities, deferred compensation assets and liabilities, that are valued using quoted market prices.

•
Level 2—Inputs include quoted prices for similar assets or liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets that are not active, and inputs (other than quoted prices) that are observable for the asset or liability, either directly or indirectly. Our financial assets and liabilities valued using Level 2 inputs include U.S government agency obligations, corporate debt securities and foreign currency hedges, whose fair values are determined using a pricing model with inputs that are observable in the market or can be derived principally from or corroborated by observable market data.

•
Level 3—Inputs include management’s best estimate of what market participants would use in pricing the asset or liability at the measurement date. The inputs are unobservable in the market and significant to the instrument’s valuation. Our financial assets valued using Level 3 inputs include a put option (the "Put Option") on a strategic investment, and a liability for an acquisition-related contingent consideration arrangement.

Certain of our financial assets are measured using inputs, such as pricing models, discounted cash flow methodologies or similar techniques, where at least one significant model assumption or input is unobservable, a Level 3 input.

We account for the non-transferable Put Option on a strategic investment as a derivative instrument not designated as an accounting hedge. The fair value was determined by an independent valuation firm using a binomial option pricing model based on the income approach. The model uses inputs such as exercise price, fair market value of the underlying common stock, expected life (years), expected volatility, risk-free rate equivalent, and dividend yield. The expected life is the remaining life of the Put Option. Expected volatility is based on historical volatility of the underlying common stock as well as consideration of the volatilities of public companies deemed comparable. As of June 30, 2013, we determined that significant changes in the above assumptions would not materially affect the fair value of the Put Option. Additionally, the model materially relies on the assumption the issuer of the Put Option will uphold its financial obligation up to its common equity value should we exercise our right to put the associated number of common shares back to the issuer at a fixed price in local currency.

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

The fair value of our reporting units is determined using the income approach, which estimates the fair value of our reporting units based on a discounted cash flow approach. During fiscal years 2013, 2012, and 2011, the discount rate we utilized for determining discounted cash flows was 14.5 percent, 14.0 percent, and 14.0 percent, respectively, based upon our assessment of the risks associated with the projected cash flows and market based estimates of capital costs. In completing our goodwill impairment analysis, we test the appropriateness of the reporting units’ estimated fair value by reconciling the aggregate reporting units’ fair values with our market capitalization.

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

Our annual evaluation during fiscal years 2013 and 2011 indicated that the fair value of each of our reporting units was more than their carrying value, indicating no impairment.

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

We evaluate long-lived assets based upon an estimate of future undiscounted cash flows. Recoverability of these assets is measured by comparing the carrying value to the future net undiscounted cash flows expected to be generated by the asset. Future net undiscounted cash flows include estimates of future revenues, expenses, and residual values which are based on projected growth rates.

During fiscal year 2013, we measured at fair value, on a non-recurring basis, the carrying values of certain equipment in its research and development group, its Newport, Wales, Mexico and other manufacturing facilities, and a subcontractor facility located in Southeast Asia, due to the non-use of that equipment. We determined that the carrying values of those assets of $11.8 million exceeded their estimated fair values of $5.9 million. The fair values were determined using the market approach, which considered the estimated fair value of the equipment using significant unobservable inputs (Level 3) obtained from third party equipment brokerage firms. Consequently, during the fiscal year ended June 30, 2013, we recorded an impairment charge of $5.9 million, which represents the excess of the carrying values of the assets over the fair values, less the estimated cost to sell.

During fiscal year 2012, we measured at fair value, on a non-recurring basis, the carrying values of our plant assets and machinery equipment held in our El Segundo, California fabrication facility. We determined that the carrying values of those assets exceeded their expected undiscounted cash flows, and as a result, impaired the related assets down to their estimated fair value. The fair value was determined using the market approach which considered the estimated fair value of the plant assets and machinery and equipment using significant unobservable inputs (Level 3) obtained from the perspective of a market participant. As a result, during the fourth quarter of fiscal year 2012, we recorded an asset impairment charge and an inventory write-down of $2.5 million, and $1.9 million, respectively. See Part II, Item 8, Note 1, “Business, Basis of Presentation and Summary of Significant Accounting Policies,” for a description of the asset impairment and inventory write-down.

During fiscal year 2011, no events or changes in circumstances occurred which would indicate that the carrying value of our long-lived assets may not be recoverable.

Other-Than-Temporary Impairments

We evaluate available-for-sale securities for other-than-temporary impairment. Impairment is evaluated considering numerous factors, and their relative significance varies depending on the situation. Factors considered include the length of time and extent to which the market value has been less than cost; the financial condition and near-term prospects of the issuer of the securities; our intent to sell, or whether it is more likely than not that we will be required to sell, the investment before anticipated recovery in fair value. If, based upon the analysis, it is determined that the impairment is other-than-temporary, the security is written down to fair value, and a loss is recognized through earnings. Other-than-temporary impairments relating to certain available-for-sale securities for the fiscal years ended June 30, 2013, June 24, 2012, and June 26, 2011 were $0.4 million, $2.9 million, and $1.4 million, respectively, and were included in other expense. As of June 30, 2013, we had immaterial unrealized losses related to equity investments classified as available-for-sale, and no unrealized losses on total short-term investments.

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

Valuation allowances have been established for most of our U.S. deferred tax assets, which we believe do not meet the “more likely than not” realization threshold. We examined the four sources of taxable income which allow the realization of deferred tax assets. They are: the carryback of operating losses to prior taxable periods, the offsets from deferred tax liabilities, reasonable and prudent tax planning strategies, and the estimation of future taxable income exclusive of reversals of existing deferred tax liabilities. As of June 30, 2013, we have a valuation allowance of $204.2 million against our net U.S. deferred tax assets of $237.3 million. During the 2013 fiscal year the valuation allowance increased by $42.7 million primarily to offset losses generated in the U.S.

As cumulative pre-tax losses for the current and prior two years in our U.S. federal consolidated group constitute significant negative evidence, positive evidence of equal or greater significance is needed at a minimum to overcome that negative evidence before a tax benefit is recognized for deductible temporary differences and loss carry forwards. As to positive evidence which would outweigh the foregoing negative evidence, expectations as to future taxable income are generally considered insufficient to overcome the negative evidence of recent cumulative losses, even if supported by detailed forecasts and projections. This has resulted in a complete valuation allowance on all U.S. federal and state net deferred tax assets. We performed the same analysis in weighing the four sources of income which allow for the realization of deferred tax assets and concluded that a full valuation allowance was required.

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

We received a refund on taxes we believe were overpaid in Japan. The amount received of $2.6 million is reserved as an uncertain tax position, and therefore, no benefit has been recorded in our financial statements.

As of June 30, 2013, U.S. income taxes have not been provided on approximately $123.4 million of undistributed earnings of foreign subsidiaries since those earnings are considered to be invested indefinitely. Determination of the amount of unrecognized deferred tax liabilities for temporary differences related to investments in these non-U.S. subsidiaries that are essentially permanent in duration is not practicable.
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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rates

Our exposure to interest rate risk is primarily through our investment portfolio as we currently do not have outstanding long-term debt.  The objectives of our investments in debt securities are to preserve principal and maintain liquidity while achieving moderate returns on the investment portfolio.  To achieve these objectives, the returns on our investments in short-term fixed-rate debt securities will be generally compared to yields on money market instruments such as industrial commercial paper, LIBOR, or Treasury Bills.  Investments in longer term fixed-rate debt securities will be generally compared to yields on comparable maturity Government or high grade corporate instruments with an equivalent credit rating.  Based on our investment portfolio and interest rates at June 30, 2013, a 100 basis point increase or decrease in interest rates would result in an annualized change of approximately $0.1 million in the fair value of the investment portfolio.  Changes in interest rates may affect the fair value of the investment portfolio; however, unrealized gains or losses are not recognized in net income unless the investments are sold or the gains or losses are considered to be other-than-temporary.

Foreign Currency Exchange Rates

A significant amount of our revenues, expense, and capital purchasing transactions are conducted on a global basis in several foreign currencies. To protect against exposure to currency exchange rate fluctuations, we have established a balance sheet transaction risk hedging program. Through this hedging program, we seek to reduce, but not always entirely eliminate, the impact of currency exchange rate movements.

We generally hedge the risks of foreign currency-denominated repetitive working capital positions with offsetting foreign currency denominated exchange transactions, using currency forward contracts or spot transactions.  Transaction gains and losses on these foreign currency-denominated working capital positions are generally offset by corresponding gains and losses on the related hedging instruments, usually resulting in reduced net exposure. At various times, we have currency exposure related to the British Pound Sterling, the Euro, and the Japanese Yen.  For example, in the United Kingdom, we have a sales office and a semiconductor wafer fabrication facility with revenues in U.S. Dollars and Euros, and expenses in British Pounds Sterling and U.S. Dollars. The Company does not hedge its revenues and expenses against changes in foreign currency exchange rates, as it does not perceive the net risk of changes to translated revenues and expenses from changes in exchange rates as significant enough at this time to justify hedging to mitigate this risk.

For example, during the twelve months ended June 30, 2013, a 10 percent adverse change in the exchange rates of all currencies where we have an economic exposure (defined as a move by all such currencies in the same direction relative to the U.S. Dollar) would have resulted in an negative impact on income (loss) before income taxes of approximately $2.0 million.  However, upward movements against the U.S. Dollar of certain select currencies, combined with downward movements in select others, could have a much larger negative impact.

For our balance sheet transaction hedging program, we had approximately $14.4 million and $101.8 million in notional amounts of forward contracts not designated as accounting hedges as of June 30, 2013 and June 24, 2012, respectively.  Net realized and unrealized foreign‑currency gains (losses) related to foreign currency forward contracts recognized in earnings, as a component of other expense, were $0.1 million, $1.0 million, and $(4.7) million for the fiscal years ended June 30, 2013, June 24, 2012, and June 26, 2011, respectively.

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

At June 30, 2013, we had $454.5 million of total cash (excluding 1.3 million of restricted cash), cash equivalents and short-term and long-term investments, consisting of available-for-sale fixed income securities. We manage our total portfolio to encompass a diversified pool of investment‑grade securities. The average credit rating of our investment portfolio is AAA/Aaa. Our investment policy is to manage our total cash and investment balances to preserve principal and maintain liquidity while achieving moderate returns on the investment portfolio. To the extent that certain investments in our portfolio of investments continue to have strategic value, we generally do not attempt to reduce or eliminate our market exposure. For securities that we no longer consider strategic, we evaluate legal, market, and economic factors in our decision on the timing of disposal. We may or may not enter into transactions to reduce or eliminate the market risks of our investments.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of International Rectifier Corporation and Subsidiaries

We have audited the accompanying consolidated balance sheets of International Rectifier Corporation and Subsidiaries as of June 30, 2013 and June 24, 2012, and the related consolidated statements of operations, comprehensive income (loss), stockholders' equity and cash flows for each of the three years in the period ended June 30, 2013. Our audits also included the financial statement schedule listed at Item 15(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of International Rectifier Corporation and Subsidiaries at June 30, 2013 and June 24, 2012, and the consolidated results of their operations and their cash flows for each of the three years in the period ended June 30, 2013, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), International Rectifier Corporation and Subsidiaries' internal control over financial reporting as of June 30, 2013, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated August 19, 2013 expressed an unqualified opinion thereon.

        /s/ Ernst & Young LLP

Los Angeles, California
August 19, 2013

INTERNATIONAL RECTIFIER CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Fiscal Year Ended
	June 30, 2013	June 24, 2012	June 26, 2011
Revenues	$977,035	$1,050,588	$1,176,577
Cost of sales	719,930	710,565	711,685
Gross profit	257,105	340,023	464,892

Selling, general and administrative expense	181,746	200,411	193,748
Research and development expense	127,093	135,105	119,339
Impairment of goodwill	—	69,421	—
Amortization of acquisition‑related intangible assets	6,653	8,369	6,768
Asset impairment, restructuring and other charges (recoveries)	16,996	—	(3,359)
Gain on disposition of property	—	(5,410)	—
Operating income (loss)	(75,383)	(67,873)	148,396
Other expense, net	1,390	4,267	718
Interest expense (income), net	57	(333)	(10,114)
Income (loss) before income taxes	(76,830)	(71,807)	157,792
Provision for (benefit from) income taxes	11,990	(16,757)	(8,754)
Net income (loss)	$(88,820)	$(55,050)	$166,546
Net income (loss) per common share-basic (1)	$(1.28)	$(0.79)	$2.35
Net income (loss) per common share-diluted (1)	$(1.28)	$(0.79)	$2.33
Average common shares outstanding—basic	69,385	69,270	69,858
Average common shares and potentially dilutive securities outstanding—diluted	69,385	69,270	70,523

(1)	Net income (loss) per common share is computed using the two-class method. See Note 10, “Net Income Per Common Share”.

The accompanying notes are an integral part of these financial statements.

INTERNATIONAL RECTIFIER CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In thousands)

	Fiscal Year Ended
	June 30, 2013	June 24, 2012	June 26, 2011
Net income (loss)	$(88,820)	$(55,050)	$166,546
Other comprehensive income (loss):
Foreign currency translation adjustments	(3,768)	(10,595)	7,776
Unrealized gains (losses) on securities:
Unrealized holding gains (losses) on available-for-sale securities, net of tax effect of $684, $2,434, and $149, respectively	1,219	(6,045)	(162)
Other comprehensive income (loss)	(2,549)	(16,640)	7,614
Comprehensive income (loss)	$(91,369)	$(71,690)	$174,160

The accompanying notes are an integral part of these financial statements.

INTERNATIONAL RECTIFIER CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	June 30, 2013	June 24, 2012
ASSETS
Current assets:
Cash and cash equivalents	$443,490	$305,423
Restricted cash	611	595
Short-term investments	11,056	63,872
Trade accounts receivable, net of allowances of $915 for 2013 and $2,066 for 2012	137,762	168,499
Inventories	232,315	294,702
Current deferred tax assets	4,948	5,110
Prepaid expenses and other receivables	33,002	29,845
Total current assets	863,184	868,046
Restricted cash	738	940
Long-term investments	—	15,054
Property, plant and equipment, net	423,338	461,115
Goodwill	52,149	52,149
Acquisition‑related intangible assets, net	21,923	28,576
Long-term deferred tax assets	32,792	40,850
Other assets	59,088	65,093
Total assets	$1,453,212	$1,531,823
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$89,312	$88,726
Accrued income taxes	949	750
Accrued salaries, wages and commissions	39,719	40,403
Other accrued expenses	78,414	83,164
Total current liabilities	208,394	213,043
Long-term deferred tax liabilities	8,970	6,653
Other long-term liabilities	24,530	35,800
Total liabilities	241,894	255,496
Commitments and contingencies
Stockholders’ equity:
Preferred shares, $1 par value, authorized: 1,000,000; issued and outstanding: none in 2013 and 2012	—	—
Common shares, $1 par value, authorized: 330,000,000; outstanding: 70,399,081 shares in 2013 and 69,231,006 shares in 2012	76,590	75,125
Capital contributed in excess of par value	1,067,841	1,037,736
Treasury stock, at cost; 6,191,082 shares in 2013 and 5,894,882 shares in 2012	(113,175)	(107,965)
Retained earnings	201,865	290,685
Accumulated other comprehensive loss	(21,803)	(19,254)
Total stockholders’ equity	1,211,318	1,276,327
Total liabilities and stockholders’ equity	$1,453,212	$1,531,823

The accompanying notes are an integral part of these financial statements.

INTERNATIONAL RECTIFIER CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands, except share data)

	Common Shares, at Par Value	Capital Contributed in Excess of Par Value	Treasury Stock, at Cost	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balance, June 27, 2010	$73,518	$997,637	$(48,671)	$179,189	$(10,228)	$1,191,445
Net income for the year ended June 26, 2011	—	—	—	166,546	—	166,546
Other comprehensive income	—	—	—	—	7,614	7,614
Issuance of common shares:
Exercise of stock options—791,249 shares	791	10,621	—	—	—	11,412
Vesting of RSU’s, net of settlement for tax withholdings—218,166 shares	218	(3,769)	—	—	—	(3,551)
Repurchase of common stock-1,433,318 shares	—	—	(32,574)	—	—	(32,574)
Tax benefit from stock based awards	—	1,406	—	—	—	1,406
Stock‑based compensation expense	—	15,614	—	—	—	15,614
Balance, June 26, 2011	$74,527	$1,021,509	$(81,245)	$345,735	$(2,614)	$1,357,912
Net loss for the year ended June 24, 2012	—	—	—	(55,050)	—	(55,050)
Other comprehensive loss	—	—	—	—	(16,640)	(16,640)
Issuance of common shares:
Exercise of stock options —224,884 shares	224	3,045	—	—	—	3,269
Vesting of RSU’s, net of settlement for tax withholdings —373,938 shares	374	(4,634)	—	—	—	(4,260)
Repurchase of common stock-1,267,634 shares	—	—	(26,720)	—	—	(26,720)
Tax benefit from stock-based awards	—	1,675	—	—	—	1,675
Stock‑based compensation expense	—	16,141	—	—	—	16,141
Balance, June 24, 2012	$75,125	$1,037,736	$(107,965)	$290,685	$(19,254)	$1,276,327
Net loss for the year ended June 30, 2013	—	—	—	(88,820)	—	(88,820)
Other comprehensive loss	—	—	—	—	(2,549)	(2,549)
Issuance of common shares:
Exercise of stock options —929,036 shares	929	14,545	—	—	—	15,474
Vesting of RSU’s, net of settlement for tax withholdings —535,473 shares	536	(6,000)	—	—	—	(5,464)
Repurchase of common stock-296,200 shares	—	—	(5,210)	—	—	(5,210)
Stock‑based compensation expense	—	21,560	—	—	—	21,560
Balance, June 30, 2013	$76,590	$1,067,841	$(113,175)	$201,865	$(21,803)	$1,211,318

The accompanying notes are an integral part of these financial statements.

INTERNATIONAL RECTIFIER CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Fiscal Year Ended
	June 30, 2013	June 24, 2012	June 26, 2011
Cash flows from operating activities:
Net income (loss)	$(88,820)	$(55,050)	$166,546
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	91,187	84,951	77,137
Amortization of acquisition‑related intangible assets	6,653	8,369	6,768
Loss (gain) on disposal of fixed assets	5,036	1,695	(250)
Gain on disposition of property	—	(5,410)	—
Impairment of long-lived assets	2,792	2,530	—
Stock compensation expense	21,560	16,141	15,614
Impairment of goodwill	—	69,421	—
Gain on sale of investments	(8)	(55)	(7,985)
Other-than-temporary impairment of investments	350	2,865	1,433
Provision for (recovery of) bad debts	(58)	1,015	(2,117)
Provision for inventory write‑downs	20,421	18,734	9,129
Loss (gain) on derivatives	634	(1,079)	3,872
Deferred income taxes	11,384	(25,183)	(19,693)
Tax benefit from stock-based awards	—	1,674	1,406
Excess tax benefit from stock-based awards	—	(864)	(3,400)
Changes in operating assets and liabilities, net	65,046	(83,461)	(80,735)
Other	3,219	4,758	(5,836)
Net cash provided by operating activities	139,396	41,051	161,889
Cash flows from investing activities:
Additions to property, plant and equipment	(72,605)	(128,083)	(146,345)
Proceeds from sale of property, plant and equipment	118	5,524	800
Business acquisitions, net of cash acquired	—	—	(75,668)
Acquisitions of intellectual property	—	—	(7,500)
Sale of investments	52,131	75,792	128,210
Maturities of investments	25,500	216,307	331,594
Purchase of investments	(9,979)	(173,383)	(305,481)
Release from restricted cash	176	524	1,595
Purchase of cost-based investments	—	—	(1,850)
Net cash used in investing activities	(4,659)	(3,319)	(74,645)
Cash flows from financing activities:
Proceeds from exercise of stock options	15,474	3,269	11,412
Excess tax benefit from stock-based awards	—	864	3,400
Purchase of treasury stock	(5,210)	(26,720)	(32,574)
Net settlement of restricted stock units for tax withholdings	(5,464)	(4,260)	(3,551)
Net cash provided by (used in) financing activities	4,800	(26,847)	(21,313)
Effect of exchange rate changes on cash and cash equivalents	(1,470)	(4,193)	3,011
Net increase in cash and cash equivalents	138,067	6,692	68,942
Cash and cash equivalents, beginning of year	305,423	298,731	229,789
Cash and cash equivalents, end of year	$443,490	$305,423	$298,731

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

The Company’s products include power metal oxide semiconductor field effect transistors (“MOSFETs”), high voltage analog and mixed signal integrated circuits (“HVICs”), low voltage analog and mixed signal integrated circuits (“LVICs”), digital integrated circuits (“ICs”), radiation‑resistant (“RAD-Hard”) power MOSFETs, insulated gate bipolar transistors (“IGBTs”), high reliability DC-DC converters, digital controllers, integrated power modules, and automotive products packages.

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

Fiscal Year

The Company operates on a 52-53 week fiscal year with the fiscal year ending on the last Sunday in June. Fiscal year 2013 consisted of 53 weeks ending June 30, 2013, fiscal year 2012 consisted of 52 weeks ending June 24, 2012 and fiscal year 2011 consisted of 52 weeks ending June 26, 2011. Fiscal quarters consist of 13 weeks ending on the last Sunday of the calendar quarter, except for the last fiscal quarter of 14 weeks in fiscal years that have 53 weeks.

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

INTERNATIONAL RECTIFIER CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

1. Business, Basis of Presentation and Summary of Significant Accounting Policies (Continued)

Revenue Recognition and Allowances

Revenue is recognized when there is persuasive evidence of an arrangement, the price to the buyer is fixed or determinable, collection is reasonably assured, and delivery or performance of service has occurred. The Company recognizes revenue upon shipment or upon delivery, depending on specific contractual terms and/or shipping terms with the customer. If title transfer and risk of loss are addressed explicitly in a customer contract or purchase order, or by reference to the standard terms and conditions, those stated terms determine whether the recognition of revenue on product sales to that customer shall be upon either shipment or delivery. If both the contract and purchase order are silent with respect to shipping terms and lack reference to the Company's standard terms and conditions, barring other contrary information, transfer of title and risk of loss will follow the historical shipping terms for that customer. If revenue is to be recognized upon delivery, such delivery date is tracked through information provided by the third party shipping company used by the Company to deliver the product to the customer.

Generally, the Company recognizes revenue on sales to distributors using the "sell in" method (i.e. when product is sold to the distributor) rather than the "sell through" method (i.e. when the product is sold by the distributor to the end user). Certain distributors and other customers have limited rights of return (including stock rotation rights) and/or are entitled to price protection, where a rebate credit may be provided to the customer if the Company lowers its price on products held in the distributor's inventory. Additionally, in certain limited cases, the Company may pre-approve a credit to a distributor to facilitate a particular sale by the distributor to an end customer. The Company estimates and establishes allowances for expected future product returns and credits at the time of sale. The Company records a reduction in revenue for estimated future product returns and future credits to be issued to the customer in the period in which revenues are recognized, and for future credits to be issued in relation to price protection at the time the Company lowers the selling price of its products. The estimate of future returns and credits is based on historical sales returns, analysis of credit memo data, and other factors known at the time of revenue recognition. The Company monitors product returns, credits, and potential price adjustments on an ongoing basis.

The Company also maintains consignment inventory arrangements with certain of its customers. Pursuant to these arrangements, the Company delivers products to a customer or a designated third party warehouse based upon the customer's projected needs, but does not recognize revenue unless and until the customer or third party reports that it has removed the product from the warehouse to incorporate into the customer's end products, assuming all the other revenue recognition criteria are met.

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

Shipping Costs

Outbound customer shipping costs are expensed as incurred and are included in selling, general and administrative expense. The expense for outbound customer shipments for the fiscal years ended June 30, 2013, June 24, 2012, and June 26, 2011 was $8.2 million, $8.9 million, and $8.2 million, respectively.

Advertising Costs

Advertising costs are expensed as incurred and are included in selling, general and administrative expense ("SG&A"). Advertising expense for the fiscal years ended June 30, 2013, June 24, 2012, and June 26, 2011 was $4.2 million, $4.0 million and $4.2 million, respectively.

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

Interest (Income) Expense, Net

Interest (income) expense, net, was comprised of the following (in thousands):

	Fiscal Year Ended
	June 30, 2013	June 24, 2012	June 26, 2011
Interest income	$(405)	$(842)	$(10,679)
Interest expense	462	509	565
Interest expense (income), net	$57	$(333)	$(10,114)

No interest was capitalized for the fiscal years ended June 30, 2013, June 24, 2012 and June 26, 2011.

Income Taxes

Deferred income taxes are determined based on the difference between the financial reporting and tax bases of assets and liabilities using enacted rates in effect during the year in which the differences are expected to reverse. This process requires estimating both the Company's geographic mix of taxable income, and its current tax exposures in each jurisdiction where it operates. These estimates involve complex issues, require extended periods of time to resolve, and require the Company to make judgments, such as anticipating the positions that it will take on tax returns prior to actually preparing the returns and the outcomes of disputes with tax authorities. The Company is also required to measure and record deferred tax assets and liabilities and estimate the period of time over which the deferred tax assets will be realized. Realization of deferred tax assets is dependent upon generating sufficient taxable income, carryback of losses to prior taxable periods offsetting deferred tax liabilities, and the availability of tax planning strategies. Valuation allowances are established for the deferred tax assets that the Company believes do not meet the “more likely than not” criteria. Judgments regarding future taxable income may be revised due to changes in market conditions, tax laws, or other factors. If the Company's assumptions and estimates change in the future, the valuation allowances established may be increased, resulting in increased income tax expense. Conversely, if the Company is ultimately able to use all or a portion of the deferred tax assets for which a valuation allowance has been established, the related portion of the valuation allowance will be released to reduce income tax expense or goodwill, credit other comprehensive income, or credit additional paid-in capital, as applicable. Income tax expense is the tax payable for the period and the change during the period in deferred tax assets and liabilities recorded in the Company's tax provision. The Company recognizes any interest and penalties associated with income taxes in income tax expense.

As of June 30, 2013, U.S. income taxes have not been provided on approximately $123.4 million of undistributed earnings of foreign subsidiaries since those earnings are considered to be invested indefinitely. Determination of the amount of unrecognized deferred tax liabilities for temporary differences related to investments in these non-U.S. subsidiaries that are essentially permanent in duration is not practicable.

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

Net Income (Loss) per Common Share

Net income (loss) per common share—basic is computed using the two-class method with net income (loss) available to common stockholders (the numerator) divided by the weighted average number of common shares outstanding (the denominator) during the period. In general, the computation of net income (loss) per common share—diluted is similar to the computation of net income per common share—basic except that the denominator is increased to include the number of additional common shares that would have been outstanding upon the exercise of stock options and vesting of restricted stock units using the treasury stock method. Under the treasury stock method, the Company reduces the gross number of dilutive shares by the number of shares purchasable from the proceeds of the options assumed to be exercised and restricted stock units vested, and related unrecognized compensation.

Net income available to common stockholders is determined using the two-class method which requires that net income be allocated between the weighted average common shares outstanding and the weighted average participating securities outstanding for the period. For fiscal years 2013, 2012, and 2011, the Company’s participating securities include certain unvested, outstanding restricted stock units (“RSUs”) that have the right to receive dividend equivalents. For periods with net losses, participating securities are anti-dilutive and are not allocated net losses.

Statements of Cash Flows

Components of the changes of operating assets and liabilities were comprised of the following (in thousands):

	Fiscal Year Ended
	June 30, 2013	June 24, 2012	June 26, 2011
Trade accounts receivable	$28,419	$28,504	$(31,475)
Inventories	40,880	(64,929)	(86,517)
Prepaid expenses and other receivables	5,773	(5,757)	(518)
Accounts payable	9,745	(30,088)	19,714
Accrued salaries, wages and commissions	(907)	(9,952)	12,788
Deferred compensation	(498)	1,388	1,335
Accrued income taxes	(3,868)	998	(2,042)
Other accrued expenses	(14,498)	(3,625)	5,980
Changes in operating assets and liabilities	$65,046	$(83,461)	$(80,735)

Supplemental disclosures of cash flow information (in thousands):

	Fiscal Year Ended
	June 30, 2013	June 24, 2012	June 26, 2011
Cash paid during the year for:
Interest	$462	$511	$562
Income taxes	6,998	13,810	6,897
Non-cash investing activities:
Liabilities accrued for property, plant and equipment purchases	$4,815	$11,137	$21,087

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

The financial assets and liabilities which are measured and recorded at fair value on a recurring basis are included within the following items on the Company’s consolidated balance sheet as of June 30, 2013 and June 24, 2012 (in thousands):

	As of June 30, 2013
Assets and Liabilities:	Total	Level 1	Level 2	Level 3
Short-term investments	$11,056	$6,004	$5,052	$—
Prepaid expenses and other receivables	19	—	19	—
Other assets	29,725	26,837	—	2,888
Other long-term liabilities	(8,326)	(8,326)	—	—
Total	$32,474	$24,515	$5,071	$2,888
Fair value as a percentage of total	100.0%	75.5%	15.6%	8.9%
Level 3 as a percentage of total assets				0.2%

	As of June 24, 2012
Assets and Liabilities:	Total	Level 1	Level 2	Level 3
Cash and cash equivalents	$9,997	$—	$9,997	$—
Short-term investments	63,872	33,058	30,814	—
Prepaid expenses and other receivables	622	—	622	—
Long-term investments	15,054	10,001	5,053	—
Other assets	27,358	24,439	85	2,834
Other long-term liabilities	(8,139)	(8,139)	—	—
Total	$108,764	$59,359	$46,571	$2,834
Fair value as a percentage of total	100.0%	54.6%	42.8%	2.6%
Level 3 as a percentage of total assets				0.2%

The fair value of investments, derivatives, and other assets and liabilities are disclosed in Notes 2, 3, 4, and 6, respectively. Cash and cash equivalents included $10.0 million of commercial paper as of June 24, 2012. There were no cash and cash equivalents measured at fair value on a recurring basis as of June 30, 2013.

INTERNATIONAL RECTIFIER CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

1. Business, Basis of Presentation and Summary of Significant Accounting Policies (Continued)

The Company determines at the end of a reporting period whether a given financial asset or liability is valued using Level 1, 2, or 3 inputs. During the fiscal years ended June 30, 2013, June 24, 2012, and June 26, 2011, for each class of assets and liabilities, there were no transfers between those valued using quoted prices in active markets for identical assets (Level 1), those valued using significant other observable inputs (Level 2), and those valued using significant unobservable inputs (Level 3).

As of June 30, 2013, the Company’s investments recorded at fair value using Level 2 inputs included corporate debt securities and U.S. government agency obligations. The above assets and liabilities recorded at fair value using Level 2 inputs were valued primarily using an independent valuation firm based on the market approach using various inputs such as trade data, broker/dealer quotes, observable market prices for similar securities and other available data.  The Company also records its foreign currency forward contracts at fair value using Level 2 inputs based on readily observable market parameters for all substantial terms of derivatives.

Level 3 Valuations

The following tables provide a reconciliation of the beginning and ending balance of items measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the fiscal year ended June 30, 2013, and June 24, 2012 (in thousands):

Level 3
Assets
Derivatives
Beginning balance at June 24, 2012	$2,834
Total gains (realized or unrealized) included in other expense	54
Ending balance at June 30, 2013	$2,888

	Level 3
	Liabilities	Assets
	Contingent Consideration	Derivatives	Investments	Total
Beginning balance at June 26, 2011	$400	$2,773	$781	$3,554
Total gains or (losses) (realized or unrealized):
Included in earnings	(400)	61	18	79
Included in other comprehensive income	—	—	(190)	(190)
Purchases, maturities, and sales:
Maturities/prepayments	—	—	(78)	(78)
Sales	—	—	(531)	(531)
Ending balance at June 24, 2012	$—	$2,834	$—	$2,834

When at least one significant valuation model assumption or input used to measure the fair value of financial assets or liabilities is unobservable in the market, they are deemed to be measured using Level 3 inputs. These Level 3 inputs may include pricing models, discounted cash flow methodologies or similar techniques where at least one significant model assumption or input is unobservable. The Company uses Level 3 inputs to value financial assets that include a non-transferable put option on a strategic investment (the “Put Option”) and a liability for an acquisition-related contingent consideration arrangement. Level 3 inputs have also been used in prior years to value investment securities that included certain asset-backed securities for which there was decreased observability of market pricing for these investments.

INTERNATIONAL RECTIFIER CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

1. Business, Basis of Presentation and Summary of Significant Accounting Policies (Continued)

The Company accounts for the Put Option as a derivative instrument not designated as an accounting hedge. The fair value was determined by an independent valuation firm using a binomial option pricing model based on the income approach. The model uses inputs such as exercise price, fair market value of the underlying common stock, expected life (years), expected volatility, risk-free rate equivalent, and dividend yield. The expected life is the remaining life of the Put Option. Expected volatility is based on historical volatility of the underlying common stock as well as consideration of the volatilities of public companies deemed comparable. As of June 30, 2013, the Company determined that significant changes in the above assumptions would not materially affect the fair value of the Put Option. Additionally, the model materially relies on the assumption that the issuer of the Put Option will uphold its financial obligation up to its common equity value should the Company exercise the Company’s right to put the associated number of common shares back to the issuer at a fixed price in local currency.

The acquisition-related contingent consideration arrangement requires the Company to pay additional consideration to the shareholders of the seller of that business based on a percentage of cumulative pro forma earnings, net of cumulative losses. The fair value of the contingent consideration was estimated using a probability weighted discounted cash flow model. The key assumptions in applying the income approach are a discount rate of 46 percent and estimated cash flows from operations. During the fiscal year ended June 24, 2012, the Company reversed the $0.4 million of previously recorded acquisition-related contingent consideration liability as it determined that the acquired assets and personnel would probably not achieve the minimum level of financial operating results in order to receive any such consideration. As of June 30, 2013, the Company still does not believe it likely that the minimum level will be achieved.

Non-Recurring Fair Value Measurements

For the fiscal year ended June 30, 2013, the Company measured at fair value, on a non-recurring basis, the carrying values of certain equipment in its research and development group, its Newport, Wales, Mexico and other manufacturing facilities, and a subcontractor facility located in Southeast Asia, due to the non-use of that equipment.  The Company determined that the carrying values of those assets of $11.8 million exceeded their estimated fair values of $5.9 million. The fair values were determined using the market approach, which considered the estimated fair value of the equipment using significant unobservable inputs (Level 3) obtained from third party equipment brokerage firms. Consequently, during the fiscal year ended June 30, 2013, the Company recorded an impairment charge of $5.9 million, which represents the excess of the carrying values of the assets over the fair values, less the estimated cost to sell.

In fiscal year 2012, as a result of decreased customer demand resulting in changes in manufacturing strategy, the Company measured at fair value on a non-recurring basis, the carrying values of its plant assets and machinery and equipment relating to its El Segundo, California fabrication facility and determined those assets exceeded their expected undiscounted cash flows. As a result, the Company wrote the related assets down to their estimated fair value. The fair value was determined using the market approach which considered the estimated fair value of the plant assets and machinery and equipment using significant unobservable inputs (level 3) obtained from the perspective of a market participant. Consequently, the Company recorded an impairment charge of $2.5 million, which represents the excess of the carrying values of the assets over the fair values, less the estimated cost to sell.

For the fiscal year ended June 26, 2011, the Company measured at fair value, on a non-recurring basis, the assets and liabilities acquired in (i) the acquisition of CHiL Semiconductor Corporation, (ii) the acquisition of tangible personal and intellectual property of a privately held domestic corporation and (iii) the purchase of intellectual property, including patents and patent rights, as well as 25 million shares of preferred stock, from another privately held domestic company as described in Note 2 using significant unobservable inputs or Level 3 inputs.

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

Cash, restricted cash, cash equivalents and investments are summarized as follows (in thousands):

	June 30, 2013	June 24, 2012
Cash and cash equivalents	$443,490	$305,423
Short-term investments	11,056	63,872
Restricted cash	1,349	1,535
Long-term investments	—	15,054
Total cash, restricted cash, cash equivalents and investments	$455,895	$385,884

    Restricted cash consisted of $0.7 million and $0.9 million in a short-term deposit account with a bank as collateral for an outstanding letter of credit at June 30, 2013 and June 24, 2012, respectively, and approximately $0.6 million and $0.6 million with another bank at June 30, 2013 and June 24, 2012, respectively, as collateral for travel card transactions.

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

INTERNATIONAL RECTIFIER CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

1. Business, Basis of Presentation and Summary of Significant Accounting Policies (Continued)

Inventories were comprised of the following (in thousands):

	June 30, 2013	June 24, 2012
Raw materials	$58,471	$64,112
Work-in-process	97,158	121,190
Finished goods	76,686	109,400
Total inventories	$232,315	$294,702

Property, Plant and Equipment

Property, plant and equipment are stated at cost. Any gain or loss on retirement or disposition is included in operating expenses or cost of goods sold, depending on how the equipment was used. Depreciation is provided using the straight-line method based on the estimated useful lives of the assets, ranging from three to forty years. Depreciation and amortization expense for the fiscal years ended June 30, 2013, June 24, 2012 and June 26, 2011 was $90.9 million, $83.7 million and $75.3 million, respectively.

Property, plant and equipment were comprised of the following (in thousands):

	June 30, 2013	June 24, 2012	Range of Useful Life
Building and improvements	$167,746	$171,481	3 ‑ 40
Equipment	1,123,457	1,128,982	3 ‑ 15
Less: accumulated depreciation and amortization	(946,023)	(909,067)
	345,180	391,396
Land	14,435	14,660
Construction-in-progress	63,723	55,059
Total property, plant and equipment	$423,338	$461,115

Amortization of improvements to leased premises is recorded using the straight-line method over the shorter of the remaining term of the lease or estimated useful lives of the improvements. As of June 30, 2013 and June 24, 2012, the Company did not have material capital leases included in property, plant and equipment.

Disposition of Property

During fiscal year 2012, the Company completed the sale of the site of a previous manufacturing research and development facility located in Oxted, England. The Company received cash of approximately $5.6 million as purchase price in respect of such transaction. Since the site had a carrying value of $0.1 million previously recorded in property, plant, and equipment, net, almost the entire proceeds, net of $0.1 million of transaction costs, were recorded as a gain of $5.4 million on disposition of property in the condensed consolidated statement of operations for the fiscal year ended 2012.

Repairs and maintenance costs are charged to expense as incurred. In the fiscal years ended June 30, 2013, June 24, 2012 and June 26, 2011, repairs and maintenance expenses were $47.9 million, $54.4 million and $50.1 million, respectively.

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

For the fiscal year ended June 30, 2013, the Company measured at fair value, on a non-recurring basis, the carrying values of certain equipment in its research and development group, its Newport, Wales, Mexico and other manufacturing facilities, and a subcontractor facility located in Southeast Asia, due to the non-use of that equipment.  Consequently, during the fiscal year ended June 30, 2013, the Company recorded an impairment charge of $5.9 million, which represents the excess of the carrying values of the assets over the fair values, less the estimated cost to sell. For additional information regarding this asset impairment charge, see Non-Recurring Fair Value Measurements above within this Note 1.

In the fiscal year 2012, as a result of decreased customer demand resulting in changes in manufacturing strategy, the Company determined that the carrying values of its plant assets and machinery and equipment relating to its El Segundo, California fabrication facility exceeded their expected undiscounted cash flows, and as a result, impaired the related assets down to their estimated fair value. The fair value was determined using the market approach which considered the estimated fair value of the plant assets and machinery and equipment from the perspective of a market participant. Consequently, the Company recorded an impairment charge of $2.5 million, which represents the excess of the carrying values of the assets over the fair values, less the estimated cost to sell. In addition to the above asset impairment charge, the Company wrote-down $1.9 million of inventory held in its El Segundo California fabrication facility which it determined would not be consumed as a result of its change in manufacturing strategy. The asset impairment and inventory write-downs were related to the ESP segment and recorded in cost of sales in the consolidated statement of operations during fiscal year 2012.

Goodwill, Acquisition‑Related and Other Intangible Assets

The Company classifies the difference between the consideration transferred and the fair value of any controlling interest in the acquiree and the fair value of net assets acquired at the date of acquisition as goodwill. The Company classifies intangible assets apart from goodwill if the assets have contractual or other legal rights, or if the assets can be separated and sold, transferred, licensed, rented or exchanged. Depending on the nature of the assets acquired, the amortization period may range from 2 to 15 years for those acquisition‑related intangible assets subject to amortization.

The Company evaluates the carrying value of long-lived assets, including goodwill and other intangible assets annually during the fourth quarter of each fiscal year and more frequently if it believes indicators of impairment exist and whenever events or changes in circumstances indicate that the carrying value may not be recoverable. In evaluating goodwill, a two-step goodwill impairment test is applied to each reporting unit. The Company identifies reporting units and determines the carrying value of each reporting unit by assigning the assets and liabilities, including the existing goodwill and intangible assets, to those reporting units. Each of the Company’s operating segments represent individual reporting units for purposes of assessing impairment of goodwill. In the first step of the impairment test, the Company estimates the fair value of the reporting unit. If the fair value of the reporting unit is less than the carrying value of the reporting unit, the Company performs the second step which compares the implied fair value of goodwill with the carrying amount of goodwill and writes down the carrying amount of the goodwill to the implied fair value.

The fair value of the Company’s reporting units is determined using the income approach, which estimates fair value of its reporting units based on a discounted cash flow approach. During fiscal years 2013, 2012, and 2011, the discount rates the Company utilized for determining discounted cash flows were 14.5 percent , 14.0 percent, and 14.0 percent, respectively, based upon its assessment of the risks associated with the projected cash flows and market based estimates of capital costs. In completing the goodwill impairment analysis, the Company tests the appropriateness of reporting units’ estimated fair value by reconciling the aggregate reporting units’ fair values with its market capitalization.

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

The Company’s annual evaluation during fiscal years 2013 and 2011 indicated that the fair value of the reporting units was more than their carrying value indicating no impairment.

In the fourth quarter of fiscal year 2012, after completing the first step in the goodwill impairment analysis, the Company concluded that goodwill in the Enterprise Power ("EP") segment was impaired. Several factors led to a reduction in forecasted EP segment cash flows, including, among others, deteriorating market conditions, business trends and projected product mix, causing lower than expected performance. As the estimated fair value was less than the net book value, the Company performed the second step of the impairment test, and as a result of the step two analysis, recorded a goodwill impairment charge of $69.4 million relating to the EP segment in fiscal year 2012.

At June 30, 2013 and June 24, 2012, acquisition‑related intangible assets included the following (in thousands):

		June 30, 2013
	Amortization Periods (Years)	Gross Carrying Amount	Accumulated Amortization	Net
Completed technology	4 - 12	$52,045	$(39,163)	$12,882
Customer lists	5 - 12	10,430	(7,313)	3,117
Intellectual property and other	2 - 15	16,763	(10,839)	5,924
Total acquisition‑related intangible assets		$79,238	$(57,315)	$21,923

		June 24, 2012
	Amortization Periods (Years)	Gross Carrying Amount	Accumulated Amortization	Net
Completed technology	4 - 12	$52,045	$(34,556)	$17,489
Customer lists	5 - 12	10,430	(6,463)	3,967
Intellectual property and other	2 - 15	16,763	(9,643)	7,120
Total acquisition‑related intangible assets		$79,238	$(50,662)	$28,576

INTERNATIONAL RECTIFIER CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

1. Business, Basis of Presentation and Summary of Significant Accounting Policies (Continued)

As of June 30, 2013, the following table represents the total estimated amortization of intangible assets for the five succeeding fiscal years (in thousands):

		Fiscal Year
	Total	2014	2015	2016	2017	2018	2019 and thereafter
Estimated Amortization Expense	$21,923	$6,420	$6,220	$4,681	$1,463	$897	$2,242

The carrying amount of goodwill by reportable segment was as follows (in thousands):

Business Segments:	June 30, 2013	June 24, 2012
Energy Saving Products	$33,190	$33,190
HiRel	18,959	18,959
Total goodwill	$52,149	$52,149

As of June 30, 2013, $11.3 million of goodwill is deductible for income tax purposes of which $3.0 million, $3.0 million, and $3.0 million was deducted in the fiscal years ended June 30, 2013, June 24, 2012, and June 26, 2011, respectively.

The changes in the carrying amount of goodwill for the fiscal years ended June 30, 2013, June 24, 2012, and June 26, 2011 were as follows (in thousands):

Balance, June 26, 2011	$121,570
Impairment	69,421
Balance, June 24, 2012	52,149
Impairment	—
Balance, June 30, 2013	$52,149

Other Accrued Expenses

Other accrued expenses were comprised of the following as of (in thousands):

	June 30, 2013	June 24, 2012
Sales returns	$33,902	$32,185
Accrued accounting and legal costs	8,108	10,192
Deferred revenue	9,678	13,634
Accrued warranty	1,992	2,190
Accrued utilities	2,516	2,625
Accrued repurchase obligation	4,759	3,240
Accrued sales and other taxes	3,053	1,862
Accrued subcontractor costs	1,307	3,386
Accrued rent	4,858	4,381
Other	8,241	9,469
Total other accrued expenses	$78,414	$83,164

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

The following table details the changes in the Company’s warranty reserve for the fiscal years ended June 30, 2013, June 24, 2012, and June 26, 2011, which is included in other accrued liabilities in the schedule above (in thousands):

Accrued warranty, June 27, 2010	$2,293
Accruals for warranties issued during the year	5,005
Changes in estimates related to pre-existing warranties	(1,228)
Warranty claim settlements	(2,613)
Accrued warranty, June 26, 2011	3,457
Accruals for warranties issued during the year	3,722
Changes in estimates related to pre-existing warranties	(1,135)
Warranty claim settlements	(3,854)
Accrued warranty, June 24, 2012	2,190
Accruals for warranties issued during the year	2,019
Changes in estimates related to pre-existing warranties	144
Warranty claim settlements	(2,361)
Accrued warranty, June 30, 2013	$1,992

Other Long-Term Liabilities

Other long-term liabilities were comprised of the following (in thousands):

	June 30, 2013	June 24, 2012
Income taxes payable	$12,344	$19,543
Divested entities’ tax obligations	876	1,918
Deferred compensation	9,903	10,147
Other	1,407	4,192
Total other long-term liabilities	$24,530	$35,800

At June 30, 2013, the Company had $1.2 million of accrued asset retirement obligations, of which $0.7 million is included in “Other” in the table above with the remainder in other accrued expenses, related to future obligations for the closure of certain owned manufacturing facilities. Depreciation and accretion expense were de minimis for fiscal years 2013 and 2012, respectively.

INTERNATIONAL RECTIFIER CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

1. Business, Basis of Presentation and Summary of Significant Accounting Policies (Continued)

Derivative Financial Instruments

The Company’s primary objectives for holding derivative financial instruments are to hedge non-functional currency risks. The Company’s accounting policies for derivative financial instruments are based on the criteria for designation of a hedging transaction as an accounting hedge, either as cash flow or fair value hedges. A cash flow hedge refers to the hedge of the exposure to variability in the cash flows of an asset or a liability, or of a forecasted transaction. A fair value hedge refers to the hedge of the exposure to changes in fair value of an asset or a liability, or of an unrecognized firm commitment. The criteria for designating a derivative as a hedge include the instrument’s effectiveness in risk reduction and, in most cases, a one-to-one matching of the derivative instrument to its underlying transaction. Gains and losses from derivatives designated as fair value accounting hedges generally offset changes in the values of the hedged assets or liabilities over the life of the hedge. The Company recognizes gains and losses on derivatives that are not currently designated as hedges for accounting purposes in earnings in other (income) expense, net. As of June 30, 2013 and June 24, 2012, the Company had no derivative instruments designated as accounting hedges. As such, all gains and losses on derivatives for the years ended June 30, 2013 and June 24, 2012 were recognized in earnings.

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

Accumulated Other Comprehensive Loss

The components of accumulated other comprehensive loss were as follows (in thousands):

	June 30, 2013	June 24, 2012	June 26, 2011
Foreign currency translation adjustments	$(22,267)	$(18,499)	$(7,904)
Net unrealized gains (losses) on available-for-sale securities	464	(755)	5,290
Accumulated other comprehensive loss	$(21,803)	$(19,254)	$(2,614)

Stock‑Based Compensation

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

The fair value of market-based RSU’s is estimated by an independent valuation firm using the Monte Carlo Simulation method which takes into account multiple input variables that determine the probability of satisfying the market conditions stipulated in the award. This method requires the input of assumptions, including the expected volatility of the Company’s common stock, and a risk-free interest rate. Compensation expense related to awards that are expected to vest with a market-based condition is recognized on a straight-line basis regardless of whether the market condition is satisfied, provided that the requisite service has been achieved. The amount of expense attributed to market-based RSUs is based on the estimated forfeiture rate, which is updated according to the Company’s actual forfeiture rates. The financial statements include amounts that are based on the Company’s best estimates and judgments.

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

The Company uses the historical volatility of its common stock to estimate expected volatility. The Company believes that historical volatility is a better indicator of expected volatility than implied volatility because a sequential period of historical data at least equal to the expected term of options and stock awards is available, and there is currently no indication that future volatility is likely to differ from historical volatility.

Business Combinations

The Company uses the acquisition method to account for business combinations. The acquisition method requires the Company to identify the acquirer, determine the acquisition date, recognize and measure the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree, and recognize and measure goodwill or a gain from a bargain purchase. The Company must also determine whether a transaction is a business combination by evaluating if the assets acquired and liabilities assumed constitute a business. A business consists of inputs and processes applied to those inputs that have the ability to create outputs. If the assets acquired are not a business, the Company shall account for the transaction or other event as an asset acquisition.

Stock Repurchase Program

The Company’s stock repurchase program authorizes it to repurchase up to $150.0 million of shares of the Company's outstanding common stock. Stock repurchases under this program may be made in the open market or through privately negotiated transactions. The timing and actual number of shares repurchased depend on market conditions and other factors. The stock repurchase program may be suspended at any time without prior notice. The Company has used and plans to continue to use existing cash to fund the repurchases. All of the shares repurchased by the Company through the program were purchased in open market transactions. For the fiscal year ended June 30, 2013, the Company repurchased approximately 0.3 million shares for approximately $5.2 million. To date the Company has purchased approximately 6.2 million shares for approximately $113.2 million under the program. As of June 30, 2013, the Company had not cancelled the repurchased shares of common stock, and as such, they are reflected as treasury stock in the June 30, 2013 and June 24, 2012 consolidated balance sheets.

Concentration of Risk

The Company is subject to concentrations of credit risk in its investments, derivatives and trade accounts receivable. The Company maintains cash, cash equivalents, and other securities with high credit quality financial institutions based upon the Company’s analysis of that financial institution’s relative credit standing. The Company’s investment policy is designed to limit exposure to any one institution. The Company also is exposed to credit-related losses in the event of non-performance by counterparties to derivative instruments. The counterparties to derivative transactions are major financial institutions with investment grade credit ratings and a publicly traded foreign company. This credit risk is generally limited to the unrealized gains in such contracts should any of these counterparties fail to perform as contracted. The Company considers the risk of counterparty default for the financial institution to be minimal, and the publicly traded foreign company to be more significant.

INTERNATIONAL RECTIFIER CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

1. Business, Basis of Presentation and Summary of Significant Accounting Policies (Continued)

The Company sells its products to distributors and original equipment manufacturers involved in a variety of industries including computing, consumer, communications, automotive and industrial. The Company has adopted credit policies and standards to accommodate industry growth and inherent risk. The Company performs continuing credit evaluations of its customers’ financial condition and requires collateral as deemed necessary. Reserves are provided for estimated amounts of trade accounts receivable that may not be collected. The Company maintains allowances for doubtful accounts and pricing disputes. These allowances as of fiscal years ended June 30, 2013 and June 24, 2012 were $0.9 million and $2.1 million, respectively.

Adoption of Recent Accounting Standards

In June 2011, the FASB issued ASC update No. 2011-05, “Comprehensive Income (Topic 220), Presentation of Comprehensive Income” (“ASC 2011-05”). The FASB decided to eliminate the option to present components of other comprehensive income as part of the statement of changes in stockholders’ equity, among other amendments in this update. The amendments require that all non-owner changes in stockholder’s equity be presented in a single continuous statement of comprehensive income or in two separate but consecutive statements. In both alternatives, a company is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income. A company is also required to present on the face of the financial statements reclassification adjustments for items that are reclassified from other comprehensive income to net income in the statement(s) where the components of net income and the components of comprehensive income are presented. The adoption of this update did not have a material impact on the Company’s financial statements, and the statement of comprehensive income was presented as a separate statement following the consolidated statements of operations.

Recent Accounting Standards

In July 2012, the FASB issued ASC update No. 2012-02, “Intangibles-Goodwill and Other (Topic 350), Testing Indefinite-Lived Intangible Assets for Impairment” (“ASC 2012-02”). Under the amendments in this update, a company has the option first to assess qualitative factors to determine whether the existence of events and circumstances indicates that it is more likely than not that the indefinite-lived intangible asset is impaired as a basis for determining whether it is necessary to perform the quantitative impairment test in accordance with Topic 350. The more-likely-than-not threshold is defined as having a likelihood of more than 50 percent. If after assessing the qualitative factors, a company determines it does not meet the more-likely-than-not threshold, a company is required to perform the quantitative impairment test by calculating the fair value of an indefinite-lived intangible asset and comparing the fair value with the carrying amount of the asset. The amendments in this update are effective for annual and interim impairment test performed for fiscal years beginning after September 15, 2012 (early adoption permitted). The Company does not believe that adoption of this update will have a material impact on its financial statements.

In February 2013, the FASB issued ASC update No. 2013-02, “Comprehensive Income (Topic 220), Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income” (ASC 2013-02). The objectives of this update require companies to provide information about the amounts reclassified out of accumulated other comprehensive income by component. In addition, a company is required to present, either on the face of the statement where net income is presented or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income but only if the amount reclassified is required under GAAP to be reclassified to net income in its entirety in the same reporting period. The amendments in this update are effective for fiscal years and interim periods within those years beginning after December 15, 2012. The Company does not believe that adoption of this update will have a material impact on its financial statements.

INTERNATIONAL RECTIFIER CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

2. Business Acquisitions

CHiL Semiconductor Corporation

On February 24, 2011, the Company entered into an Agreement and Plan of Merger (“Merger Agreement”) by and among International Rectifier Corporation, a Delaware corporation, Cancun Merger Corp., a Delaware corporation (“Cancun”) wholly-owned by the Company, and CHiL Semiconductor Corporation, a Delaware corporation (“CHiL”) (collectively, the “Merger”). Pursuant to the Merger and related documents, the Company agreed to acquire CHiL for $75 million in cash, subject to a working capital adjustment, by means of a merger of Cancun with and into CHiL, with CHiL becoming a wholly-owned subsidiary of the Company. The Merger was closed on March 7, 2011.

CHiL designs, develops and markets intelligent mixed-signal products using digital power techniques. The results of CHiL are included in the Company’s EP business segment.

The acquisition of CHiL was accounted for as a business combination and was included in the Company’s fiscal year 2011 results of operations from March 7, 2011, the date the Merger was closed. CHiL contributed revenues of $2.8 million and a net loss of $3.2 million to the Company’s results for the period from acquisition through June 26, 2011.

The total consideration as shown in the table below was allocated to CHiL’s tangible and intangible assets and liabilities based on their estimated fair value as of the date of the completion of the transaction, March 7, 2011. The Company made adjustments to the preliminary allocation in the fourth quarter of fiscal year 2011 which resulted in changes to consideration transferred, residual amount allocated to goodwill, inventory, intangibles, net working capital and deferred taxes.

The consideration is allocated as follows (in thousands):

Estimated Fair Value
Fair value of consideration transferred:
Cash consideration to CHiL shareholders, net of cash acquired	$73,168
Allocation of consideration:
Inventory valuation adjustment	100
Property, plant, and equipment	207
Deferred tax asset	10,016
In-process research and development	100
Intangible assets	25,900
Goodwill	46,615
Net working capital	445
Deferred tax liability	(10,055)
Taxes payable	(160)
Total purchase price	$73,168

Pursuant to the Merger Agreement, $11.3 million of the cash consideration was placed in an indemnification escrow account. The Merger Agreement provided that, subject to deductions for certain claims, net working capital adjustments and the settlement of pre-closing tax liabilities, the escrow cash would be released and distributed to the former CHiL shareholders one year after the acquisition closing date. As of June 30, 2013, approximately $10.4 million was released to the former CHiL shareholders, $0.1 million was released back to the Company to satisfy the Company's claims and conditions set forth in the Merger Agreement, and $0.8 million was used to pay bonuses to certain CHiL employees remaining employed by the Company in good standing 1 year after the acquisition closing date. These retention bonuses were recorded as compensation expense over the service period. The escrow has now been closed.

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

The allocation of the purchase price resulted in the Company recognizing $46.6 million of goodwill in the EP business segment related to the acquisition in fiscal year 2011. The goodwill was not deductible for tax purposes. The factors that contributed to the recognition of goodwill for this acquisition include the expansion of the Company’s product offerings in the EP segment to include digital solutions, the Company’s expectation that the acquisition would improve the cost structure and efficiencies of the CHiL operations, and the premium paid for the acquisition of CHiL.

Transaction costs related to the acquisition of CHiL were immaterial.

Technology Acquisition

On February 3, 2011, the Company entered into a Purchase and Sale Agreement with a privately held domestic corporation, and its shareholders, to acquire tangible personal property and intellectual property (the “Technology Acquisition”) for $2.5 million in cash plus semiannual payments of $0.4 million for a period of three years and additional amounts contingent upon the achievement of certain financial and other operating results.  The semiannual payments are contingent upon the continued employment of the shareholders by the Company and are expensed as compensation expense as incurred.  Any portion of the semi-annual payments not paid to the shareholders will be retained by the Company. The seller was a development stage enterprise engaged in the development of power management technology solutions.

The Technology Acquisition was accounted for as a business combination, and included in the Company’s fiscal year 2011 results of operations from February 3, 2011, the date the Technology Acquisition closed. The revenues and expenses for the Technology Acquisition during that period were immaterial. The operating results of the Technology Acquisition were included in the Company’s Energy Saving Products (“ESP”) segment from the date of acquisition.    The total consideration for the Technology Acquisition as shown in the table below is allocated to the tangible and intangible assets and liabilities based on their estimated fair value as of the date of the completion of the transaction, February 3, 2011. Acquisition costs were not material.

INTERNATIONAL RECTIFIER CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

2. Business Acquisitions (Continued)

The consideration is allocated as follows (in thousands):

Estimated Fair Value
Fair value of consideration transferred:

Cash consideration to the Technology Acquisition shareholders	$2,500
Contingent consideration	400
Total consideration	$2,900

Allocation of consideration:

Intangible assets	$2,867
Long-term deferred tax asset	150
Other assets	33
Long-term deferred tax liability	(150)
Net assets acquired	$2,900

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

Pro Forma Information (unaudited)

The results of operations for CHiL and the Technology Acquisition have been included in the Company’s consolidated statement of operations since the consummation of the acquisitions on March 7, 2011 and February 3, 2011, respectively. The following unaudited pro forma financial information presents the combined results as if the acquisitions had occurred at the beginning of the prior fiscal year reporting periods (in thousands, except per share data):

Fiscal Year Ended
June 26, 2011

Combined revenues	$1,180,250
Combined net income	$155,085
Net income per share-basic	$2.19
Net income per share-diluted	$2.17

These amounts have been calculated after adjusting the results of CHiL and the Technology Acquisition to include the additional amortization expense that would have been charged assuming the fair value adjustments to intangible assets had been applied as of the beginning of fiscal year 2011.

INTERNATIONAL RECTIFIER CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

3. Investments

Available-for-sale investments are carried at fair value, inclusive of unrealized gains and losses, and net of discount accretion and premium amortization computed using the level yield method. Net unrealized gains and losses are included in other comprehensive income (loss) net of applicable income taxes. Gains or losses on sales of available-for-sale investments are recognized using the first-in, first-out method and are included in other expense (income) or interest expense (income) depending upon the type of security.

Available-for-sale securities as of June 30, 2013 are summarized as follows (in thousands):

	Amortized Costs	Gross Unrealized Gain	Gross Unrealized Loss	Net Unrealized Gain	Market Value
Short-Term Investments:
Corporate debt	$—	$40	$—	$40	$40
U.S. government and agency obligations	11,007	9	—	9	11,016
Total short-term investments	$11,007	$49	$—	$49	$11,056

Equity securities	$11,631	$5,739	$(5)	$5,734	$17,365

Available-for-sale securities as of June 24, 2012 are summarized as follows (in thousands):

	Amortized Costs	Gross Unrealized Gain	Gross Unrealized Loss	Net Unrealized Gain	Market Value
Short-Term Investments:
Corporate debt	$6,045	$26	$—	$26	$6,071
U.S. government and agency obligations	57,796	10	(5)	5	57,801
Total short-term investments	$63,841	$36	$(5)	$31	$63,872

Long-Term Investments:
U.S. government and agency obligations	$15,053	$7	$(6)	$1	$15,054
Total long-term investments	$15,053	$7	$(6)	$1	$15,054

Equity securities	$11,631	$3,848	$—	$3,848	$15,479

The Company manages its total portfolio to encompass a diversified pool of investment‑grade securities. The investment policy is to manage its total cash and investments balances to preserve principal and maintain liquidity while achieving moderate returns on the investment portfolio.

The Company also holds as strategic investments the common stock of three publicly traded foreign companies. The common stock of the three companies are shown as “Equity securities” in the table above and are included in other assets on the consolidated balance sheets. The common shares of the publicly traded companies are traded on either the Tokyo Stock Exchange or the Taiwan Stock Exchange. The Company holds an option on one of the strategic investments to put the associated number of common shares back to the issuer at a fixed price in local currency (which is described as the “Put Option” in Note 1). The Put Option became effective September 1, 2009 and is reported at fair value. As of June 30, 2013, the fair value of the Put Option was $2.9 million, with changes in fair value recorded in other (income)/expense, net (See Note 4, “Derivative Financial Instruments”). Dividend income from these investments was $0.2 million, $0.1 million, and $0.1 million for the fiscal years ended June 30, 2013, June 24, 2012, and June 26, 2011, respectively.

INTERNATIONAL RECTIFIER CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

3. Investments (Continued)

The Company purchased as strategic investments the common stock and preferred stock of a privately held domestic company. The common stock and preferred stock of the privately held domestic company was carried at cost of $1.5 million in other assets. During the second quarter of fiscal year 2012, the privately held domestic company in which the Company has an equity investment experienced a negative change in financial condition. The Company then evaluated that the investment was permanently impaired and recorded an impairment charge of $1.5 million during the second quarter of fiscal year 2012.

In addition, the Company holds a note receivable from another privately held company which was carried at cost of $0.4 million. This investment was carried at cost as the Company determined that it was nonmarketable since the issuer is a start-up company whose securities are not publicly traded, and as a result, it was not practicable to estimate the fair value of the investment. During the fiscal year ended June 30, 2013, the privately held company in which the Company has an equity investment experienced a negative change in financial condition. The Company then evaluated that the investment was permanently impaired and recorded an impairment charge of $0.4 million during the fiscal year ended June 30, 2013.

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

The following table provides the Company’s other-than-temporary impairments for equity, asset-backed, and mortgage-backed securities (in thousands):

	Fiscal Year Ended
	June 30, 2013	June 24, 2012	June 26, 2011
Privately held domestic company-common and preferred stock	$350	$1,504	$—
Publicly traded foreign companies-common stock	—	1,332	1,433
Mortgage-backed securities	—	29	—
Total other-than-temporary impairments	$350	$2,865	$1,433

The following table summarizes the fair value and gross unrealized losses related to available-for-sale investments, aggregated by type of investment and length of time that individual securities have been held as of June 30, 2013 and June 24, 2012. The unrealized loss position is measured and determined at each fiscal year end (in thousands):

	Securities held in a loss position for less than 12 months at June 30, 2013		Securities held in a loss position for 12 months or more at June 30, 2013		Total in a loss position at June 30, 2013
	Market Value	Gross Unrealized Losses	Market Value	Gross Unrealized Losses	Market Value	Gross Unrealized Losses
Equity securities	$1,052	$(5)	$—	$—	$1,052	$(5)
Total	$1,052	$(5)	$—	$—	$1,052	$(5)

	Securities held in a loss position for less than 12 months at June 24, 2012		Securities held in a loss position for 12 months or more at June 24, 2012		Total in a loss position at June 24, 2012
	Market Value	Gross Unrealized Losses	Market Value	Gross Unrealized Losses	Market Value	Gross Unrealized Losses
U.S government and agency obligations	$46,420	$(11)	$—	$—	$46,420	$(11)
Total	$46,420	$(11)	$—	$—	$46,420	$(11)

INTERNATIONAL RECTIFIER CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

3. Investments (Continued)

The amortized cost and estimated fair value of investments at June 30, 2013, by contractual maturity, are as follows (in thousands):

Contractual Maturity	Amortized Cost	Estimated Market Value
Due in 1 year or less	$11,007	$11,056
Due in 2-5 years	—	—
Due after 5 years	—	—
Total investments	$11,007	$11,056

In accordance with the Company’s investment policy which limits the length of time that cash may be invested, the expected disposal dates may be less than the contractual maturity dates as indicated in the table above.

During the fiscal years ended June 30, 2013, June 24, 2012, and June 26, 2011, available-for-sale securities were sold for total proceeds of $52.1 million, $75.8 million, and $128.2 million, respectively. Gross realized gains and (losses) were $0.0 million and $0.0 million, respectively, for the fiscal year ended June 30, 2013. Gross realized gains and (losses) were $0.1 million and $(0.1) million, respectively, for the fiscal year ended June 24, 2012. Gross realized gains and (losses) were $8.2 million and $(0.3) million, respectively, for the fiscal year ended June 26, 2011. The cost of marketable securities sold was determined by the first-in, first-out method.

During the fiscal years ended June 30, 2013, June 24, 2012 and June 26, 2011 as a result of sales of available-for-sale securities and recognition of other-than-temporary impairments on available-for-sale securities, the Company reclassified $0.0 million, $0.2 million and $5.6 million, respectively, from accumulated other comprehensive income to earnings either as a component of interest expense (income) or other expense depending on the nature of the gain (loss).

Fair Value of Investments

The following tables present the balances of investments measured at fair value on a recurring basis (in thousands):

	As of June 30, 2013
	Total	Level 1	Level 2	Level 3
Corporate debt	$40	$—	$40	$—
U.S. government and agency obligations	11,016	6,004	5,012	—
Equity securities-strategic investments	17,365	17,365	—	—
Total securities at fair value	$28,421	$23,369	$5,052	$—

	As of June 24, 2012
	Total	Level 1	Level 2	Level 3
Corporate debt	$6,071	$—	$6,071	$—
U.S. government and agency obligations	72,855	43,059	29,796	—
Equity securities-strategic investments	15,479	15,479	—	—
Total securities at fair value	$94,405	$58,538	$35,867	$—

INTERNATIONAL RECTIFIER CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

4. Derivative Financial Instruments

The Company is exposed to financial market risks, including fluctuations in interest rates, foreign currency exchange rates and market value risk related to its investments. The Company uses derivative financial instruments primarily to mitigate foreign exchange rate risks, but also as part of its strategic investment program. In the normal course of business, the Company also faces risks that are either non-financial or non-quantifiable. Such risks principally include country risk, credit risk and legal risk, and are not discussed or quantified in the following analyses. As of June 30, 2013, the Company’s only derivatives were currency forward contracts which were not designated as accounting hedges, the Put Option (See Note 3, “Investments”), and a call option on the equity of a private domestic company. The private domestic company is a development stage entity, and as such, the Company is unable to determine the fair value of the call option at this time.

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

The Company had no outstanding interest rate derivatives as of June 30, 2013.

Foreign Currency Exchange Rates

A significant amount of the Company's revenues, expense, and capital purchasing transactions are conducted on a global basis in several foreign currencies. To protect against exposure to currency exchange rate fluctuations, the Company has established a balance sheet transaction risk hedging program. Through this hedging program, the Company seeks to reduce, but does not always entirely eliminate, the impact of currency exchange rate movements.

The Company generally hedges the risks of foreign currency-denominated repetitive working capital positions with offsetting foreign currency denominated exchange transactions, using currency forward contracts or spot transactions.  Transaction gains and losses on these foreign currency-denominated working capital positions are generally offset by corresponding gains and losses on the related hedging instruments, usually resulting in reduced net exposure. At various times, the Company has currency exposure related to the British Pound Sterling, the Euro, and the Japanese Yen.  For example, in the United Kingdom, the Company has a sales office and a semiconductor wafer fabrication facility with revenues in U.S. Dollars and Euros, and expenses in British Pounds Sterling and U.S. Dollars. The Company does not hedge its revenues and expenses against changes in foreign currency exchange rates, as it does not perceive the net risk of changes to translated revenues and expenses from changes in exchange rates as significant enough at this time to justify hedging. The aggregate foreign currency losses included in net income for the fiscal years ended June 30, 2013, June 24, 2012, and June 26, 2011 were $2.2 million, $3.5 million, and $1.2 million, respectively.

For its balance sheet transaction risk hedging program, the Company had approximately $14.4 million and $101.8 million in notional amounts of forward contracts not designated as accounting hedges outstanding at June 30, 2013 and June 24, 2012, respectively.  Net realized and unrealized foreign currency gains (losses) related to foreign currency forward contracts not designated as accounting hedges recognized in earnings, as a component of other expense, were $0.1 million, $1.0 million, and $(4.7) million for the fiscal years ended June 30, 2013, June 24, 2012, and June 26, 2011, respectively.

INTERNATIONAL RECTIFIER CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

4. Derivative Financial Instruments (Continued)

At June 30, 2013 and June 24, 2012, the fair value carrying amount of the Company’s derivative instruments were as follows (in thousands):

	June 30, 2013		June 24, 2012
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Put Option	Other assets	$2,888	Other assets	$2,834
Currency forward contracts	Prepaid expenses and other receivables	19	Prepaid expenses and other receivables	622
Currency forward contracts			Other assets	85
Total		$2,907		$3,541

The gain or (loss) recognized in other expense, net, for the Company’s derivatives not designated as hedging instruments during the fiscal years ended June 30, 2013, June 24, 2012, and June 26, 2011 was comprised of the following (in thousands):

	Fiscal Year Ended
	June 30, 2013	June 24, 2012	June 26, 2011
Put Option	$54	$61	$652
Currency forward contracts	129	961	(4,682)
Foreign currency swap contract	—	—	158
Total	$183	$1,022	$(3,872)

Fair Value

The following tables present derivative instruments measured at fair value on a recurring basis as of June 30, 2013 and June 24, 2012 (in thousands):

	June 30, 2013
	Total	Level 1	Level 2	Level 3
Put Option	$2,888	$—	$—	$2,888
Foreign currency derivatives:
Assets	19	—	19	—
Total derivative instruments at fair value	$2,907	$—	$19	$2,888

	June 24, 2012
	Total	Level 1	Level 2	Level 3
Put Option	$2,834	$—	$—	$2,834
Foreign currency derivatives:
Assets	707	—	707	—
Total derivative instruments at fair value	$3,541	$—	$707	$2,834

INTERNATIONAL RECTIFIER CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

5. Revolving Credit Facility and Bank Letters of Credit

Revolving Credit Facility

On October 25, 2012 (the “Closing Date”), the Company entered into a Credit Agreement (the “Credit Agreement”), as borrower, with Wells Fargo Bank, National Association, as Administrative Agent (“Agent”), and certain lenders (the “Lenders”), pursuant to which it established a new senior unsecured revolving credit facility (the “Facility”) in an aggregate principal amount of $100 million with sublimits for swingline loans (of $25 million) and the issuance of letters of credit (of $10 million). The Credit Facility matures on October 25, 2016. The proceeds of the Credit Facility may be used by the Company to finance certain capital expenditures and acquisitions permitted thereunder, to provide for the working capital and general corporate needs as well as to pay fees, commissions and expenses associated with the Credit Facility.

The terms of the Credit Agreement require the Company to comply with certain financial tests, and include various affirmative and negative covenants, and customary representations and warranties, conditions and events of default. Additionally, the Credit Facility is subject to a commitment fee on the unused portion at an initial rate equal to 0.25 percent per annum. As of June 30, 2013, the Company was in compliance with the financial tests and covenants, and there were no amounts outstanding under the Credit Facility.

Bank Letters of Credit

At June 30, 2013 and June 24, 2012, the Company had $0.7 million and $0.9 million, respectively, of outstanding letters of credit. These letters of credit are secured by cash collateral provided by the Company equal to their face amount.

6. Stock‑Based Compensation and Employee Benefit Plans

Stock Incentive Plans

The Company makes stock based incentive awards (“Equity Awards”) and issues shares in connection with those awards under the Company’s stock incentive plans.

For the fiscal years ended June 30, 2013, June 24, 2012, and June 26, 2011, Equity Awards were granted under either one or both of the Company’s Amended and Restated 2000 Incentive Plan (the “2000 Plan”) and the Company’s 2011 Performance Incentive Plan (the “2011 Plan”), and Equity Awards remained outstanding under those plans at the end of those fiscal years. At the end of those fiscal years, Equity Awards also remained outstanding under the Company’s prior 1997 Employee Stock Incentive Plan (“1997 Plan”), although no Equity Awards were granted under the 1997 plan during those fiscal years.

The 2011 Plan was adopted by the Board of Directors (the “Board”) on August 15, 2011 and approved by the shareholders of the Company on November 11, 2011. Following shareholder approval of the 2011 Plan, no further Equity Awards could be made under the 2000 Plan; however the 2000 Plan remains in effect with respect to pre-existing Equity Awards. The grant of Equity Awards under the 1997 Plan ceased in November 2004 following an amendment increasing the share limit of the 2000 Plan.

Directors, officers and employees of the Company, and certain consultants to the Company, are eligible to receive Equity Awards under the 2011 Plan. As of June 30, 2013, approximately 6,039,603 shares were available for Equity Award purposes under the 2011 Plan.  The 2011 Plan has rules which determine the number of shares that apply for share limits depending whether the awards are “full value awards.” Each share issued for a “full-value award” is counted against the share limit under the 2011 Plan as 1.50 shares for every one share actually issued in connection with the award.  For this purpose, a “full-value award” means any award other than a stock option or stock appreciation right.

INTERNATIONAL RECTIFIER CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

6. Stock‑Based Compensation and Employee Benefit Plans

Options granted under the Company's stock incentive plans before November 22, 2004, generally became exercisable in annual installments of 25 percent beginning on the first anniversary date, and expire after seven years. Options granted after November 22, 2004, generally became exercisable in annual installments of 33 1/3 percent beginning on the first anniversary date, and expire after five years. RSUs, other than performance- or market- based RSUs, generally vest in annual installments of 33 1/3 percent beginning on the first anniversary date, with RSUs issued in connection with non-employee director compensation vesting on the first anniversary of the grant date. Performance- or market- based RSUs generally vest upon the achievement of the performance- or market- based conditions established at the time of grant.

During the fiscal year ended June 30, 2013, the Company granted stock options to Company employees under the 2011 Plan. Subject to the terms and conditions of the 2011 Plan and applicable award documentation, those awards generally vest and become exercisable in equal installments over each of the first three anniversaries of the date of grant, with a maximum award term of five years.

The following table summarizes the stock option activity for the fiscal years ended June 30, 2013, June 24, 2012, and June 26, 2011 (in thousands, except per share price data):

	Stock Option Shares	Weighted Average Option Exercise Price per Share	Weighted Average Grant Date Fair Value per Share	Aggregate Intrinsic Value
Outstanding, June 27, 2010	5,785	$27.88		$13,946
Granted	31	$23.42	$6.66
Exercised	(791)	$14.42		$11,153
Expired or forfeited	(2,033)	$42.75
Outstanding, June 26, 2011	2,992	$21.30		$22,154
Granted	51	$21.76	$6.82
Exercised	(225)	$14.54		$1,481
Expired or forfeited	(774)	$35.29
Outstanding, June 24, 2012	2,044	$16.76		$7,031
Granted	115	$19.96	$5.58
Exercised	(929)	$16.66		$3,678
Expired or forfeited	(43)	$18.71
Outstanding, June 30, 2013	1,187	$17.08		$4,978

For the fiscal years ended June 30, 2013, June 24, 2012, and June 26, 2011, the Company received proceeds of $15.5 million, $3.3 million and $11.4 million, respectively, as a result of the exercise of stock options issued under its stock based compensation plans. The tax benefit realized for the tax deductions from stock-based awards was $0.0 million, $1.7 million and $1.4 million for fiscal years ended June 30, 2013, June 24, 2012, and June 26, 2011, respectively.

INTERNATIONAL RECTIFIER CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

6. Stock‑Based Compensation and Employee Benefit Plans (Continued)

The following table summarizes the stock options outstanding at June 30, 2013, and the related weighted average price and life information (in thousands, except year and price data):

	June 30, 2013
	Outstanding				Exercisable
Range of Exercise Price per Share	Number Outstanding	Weighted Average Remaining Life (Years)	Weighted Average Exercise Price	Aggregate Intrinsic Value	Number Exercisable	Weighted Average Remaining Life (Years)	Weighted Average Exercise Price	Aggregate Intrinsic Value
$10.28 to $12.95	373	0.79	$12.83		373	0.78	$12.83
$13.56 to $18.55	400	0.37	$17.45		385	0.26	$17.44
$18.62 to $20.78	344	2.27	$19.33		234	1.23	$18.93
$21.18 to $40.54	70	2.50	$26.62		47	2.01	$28.12
	1,187	1.18	$17.08	$4,978	1,039	0.74	$16.61	$4,843

The following table summarizes the RSU activity for the fiscal years ended June 30, 2013, June 24, 2012, and June 26, 2011 (in thousands, except per share price data):

	Restricted Stock Units	Weighted Average Grant Date Fair Value Per Share	Aggregate Intrinsic Value
Outstanding, June 27, 2010	452	$18.49	$9,113
Granted	1,984	$21.37
Vested	(342)	$18.73	$9,719
Expired or forfeited	(43)	$18.97
Outstanding, June 26, 2011	2,051	$21.22	$53,501
Granted	1,518	$19.80
Vested	(560)	$22.49	$12,821
Expired or forfeited	(104)	$23.84
Outstanding, June 24, 2012	2,905	$21.72	$57,932
Granted	1,928	$20.77
Vested	(804)	$21.80	$16,180
Expired or forfeited	(333)	$22.04
Outstanding, June 30, 2013	3,696	$21.31	$77,394

The Company's stock-based compensation plan permits the reduction of a participant’s RSUs for purposes of settling a participant’s income tax withholding obligation. During the fiscal years ended June 30, 2013, June 24, 2012 and June 26, 2011, the Company withheld RSUs representing 268,677, 185,701 and 124,363 shares, respectively, to fund participant income tax withholding obligations.

During the fiscal year ended June 30, 2013, the Company granted 1,856,473 RSUs to employees, 61,227 RSUs to members of the Board, and 10,000 RSUs to a non-employee contractor, in each case under the 2011 Plan. The RSUs provided for vesting over a period of service, subject to the terms and conditions of their respective plans and applicable award documentation. For the RSU awards made to employees and the non-employee contractor, the vesting of awards generally takes place in equal installments over each of the first three anniversaries of the date of grant. The RSU awards made to members of the Board were made as part of the Board’s annual director compensation program, under which the vesting of RSU awards takes place generally on the first anniversary of the date of grant.

INTERNATIONAL RECTIFIER CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

6. Stock‑Based Compensation and Employee Benefit Plans (Continued)

During fiscal year 2011, the Company granted RSU awards with performance (non-market-based) vesting criteria to executives and certain key employees pursuant to the 2000 Plan.  Under the terms of the awards, vesting took place upon the achievement of certain specified performance goals, and otherwise subject to the terms and conditions of the 2000 Plan and applicable award documentation.  During the fiscal year ended June 24, 2012, the Company recorded a net credit of $1.3 million to stock compensation expense relating to these awards, based on the determination that the achievement of certain of the performance goals that the Company in the prior year had determined were probable within the time established for the awards, were no longer considered probable as of the end of fiscal year 2012. After the effect of such credit, the Company recognized $(1.1) million, and $3.8 million of expense (credit) for these awards during fiscal years 2012, and 2011, respectively, based on actual achievement or the determination that the achievement of certain of the performance goals was probable within the time established for the awards. Those RSU awards terminated following the close of the 2012 fiscal year. During fiscal year 2013, the Company did not grant any awards with performance (non-market-based) vesting criteria to executives or key employees pursuant to the 2011 Plan.

In the fourth quarter of fiscal year 2013, the Company granted 752,793 RSUs with market-based vesting criteria to executives and certain key employees pursuant to the 2011 Plan. The majority of these market-based RSU awards vest (or fail to vest) as of the end of the Company’s fiscal year 2016 but the actual number of these awards which will ultimately vest is based on the average closing market price of the Company’s common stock computed over the fourth quarter of the Company’s 2016 fiscal year, and otherwise subject to the terms and conditions of the 2011 Plan and applicable award documentation. The remainder of the market-based RSU awards vest (or fail to vest) in two separate tranches, either or both of which may vest depending on the highest average closing market price of the Company's common stock computed over any given 125 consecutive calendar day period before the end of the Company's fiscal year 2016. The fair value of these awards was estimated using the Monte Carlo Simulation method which takes into account the probability that the market conditions of these awards will be achieved. Compensation costs related to awards with a market-based condition are recognized regardless of whether the market conditions are satisfied, provided that the requisite service has been provided.

Additional information relating to the Company’s stock based compensation plans, including employee stock options and RSUs (including RSUs with performance-based and market-based vesting criteria) at June 30, 2013, June 24, 2012, and June 26, 2011, is as follows (in thousands):

	June 30, 2013	June 24, 2012	June 26, 2011
Outstanding options exercisable	1,039	1,749	1,905
Options and RSUs available for grant	6,040	8,505	510
Total reserved common stock shares for stock option plans	10,923	13,454	5,553

Forfeitures are estimated at the time of grant. Based on the Company’s historical exercise and termination data, a four percent forfeiture rate is assumed for the majority of the options and RSUs.

For the fiscal years ended June 30, 2013, June 24, 2012, and June 26, 2011, stock‑based compensation expense associated with the Company’s stock options and RSUs (including RSUs with performance and/or market-based vesting criteria) was as follows (in thousands):

	Fiscal Year Ended
	June 30, 2013	June 24, 2012	June 26, 2011
Cost of sales	$4,393	$2,766	$3,254
Selling, general and administrative expense	11,166	9,199	9,245
Research and development expense	6,001	4,176	3,115
Total stock‑based compensation expense	$21,560	$16,141	$15,614

INTERNATIONAL RECTIFIER CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

6. Stock‑Based Compensation and Employee Benefit Plans (Continued)

The total unrecognized compensation expense for outstanding stock options and RSUs was $53.6 million as of June 30, 2013. The unrecognized compensation expense for the outstanding stock options and RSUs will generally be recognized over three years. The weighted average number of years to recognize the total compensation expense for stock options and RSUs are 2.2 and 2.1, respectively. As of June 30, 2013, the Company had no RSUs with performance (non-market) based vesting conditions outstanding.

The fair value of the stock options associated with the above compensation expense for the fiscal years ended June 30, 2013, June 24, 2012, and June 26, 2011, respectively, was determined at the grant date using the Black‑Scholes option pricing model with the following weighted average assumptions:

	2013	2012	2011
Expected life	3.5 years	3.5 years	3.5 years
Risk free interest rate	0.39%	0.44%	0.84%
Volatility	37.56%	42.25%	38.34%
Dividend yield	0.00%	0.00%	0.00%

The fair value of the market-based RSUs associated with the above compensation expense for the fiscal years ended June 30, 2013, June 24, 2012, and June 26, 2011, respectively, was determined at the grant date using the Monte Carlo Simulation method with the following weighted average assumptions:

	2013	2012	2011
Expected award life	2.7 years	3.0 years	3.0 years
Risk free interest rate	0.66%	0.41%	0.62%
Volatility	36.62%	36.61%	35.28%
Dividend yield	0.00%	0.00%	0.00%

During fiscal year 2013, the Company estimated the expected term of options using historical exercise and forfeiture data. The risk-free interest rate is based on U.S. Treasury securities with maturities equal to the expected life of the option and market-based RSU. The Company uses the historical volatility of common stock for valuing its stock options and market-based RSUs. The Company believes that historical volatility is a better indicator of expected volatility than implied volatility because a sequential period of historical data at least equal to the expected term of options and stock awards is available, and there is currently no indication that future volatility is likely to differ from historical volatility.

Employee Stock Participation Plan

The Company’s amended 1984 Employee Stock Participation Plan (“Amended ESPP”), has been suspended since April 2007. Participation in the Amended ESPP has remained suspended through fiscal year 2013. No shares have been issued during the suspension of the Amended ESPP and 755,542 shares remained un-issued at June 30, 2013.

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

INTERNATIONAL RECTIFIER CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

6. Stock‑Based Compensation and Employee Benefit Plans (Continued)

The following tables present the long-term liabilities and the related assets measured at fair value on a recurring basis as of June 30, 2013 and June 24, 2012 (in thousands):

	June 30, 2013
	Total	Level 1	Level 2	Level 3
Employee deferred compensation plan liability	$8,326	$8,326	$—	$—
Assets of employee deferred compensation plan (reported in other assets)	9,472	9,472	—	—

	June 24, 2012
	Total	Level 1	Level 2	Level 3
Employee deferred compensation plan liability	$8,139	$8,139	$—	$—
Assets of employee deferred compensation plan (reported in other assets)	8,960	8,960	—	—

The Company recorded gross unrealized gains for the deferred compensation plan in other expense, net, of $0.1 million, $0.3 million and $0.4 million for fiscal years 2013, 2012 and 2011, respectively.

Employee Retirement Savings Plans

The Company sponsors a 401(k) plan which provides participating employees in the U.S. with an opportunity to accumulate funds for retirement. The Company’s contributions to the 401(k) plan were $2.2 million, $2.4 million, and $2.5 million for fiscal years 2013, 2012, and 2011, respectively.

The Company also contributes to defined contribution employee retirement savings plans for certain employees located in Europe and Asia. The Company's contributions to defined contribution retirement savings plans in Europe were $1.8 million, $1.9 million, and $2.0 million for fiscal years 2013, 2012, and 2011, respectively. The Company's contributions to defined contribution retirement savings plans in Asia were $0.1 million for each of the three fiscal years 2013, 2012, and 2011.

7. Asset Impairment, Restructuring and Other Charges (Recoveries)

Asset impairment, restructuring and other charges reflect the impact of certain cost reduction programs and initiatives implemented by the Company. These programs and initiatives include the closing of facilities, the termination of employees and other related activities. Asset impairment, restructuring and other charges include program-specific exit costs, severance benefits pursuant to an ongoing benefit arrangement, and special termination benefits. Severance costs unrelated to the Company's restructuring initiatives are recorded as an element of cost of sales, research and development (“R&D”) or selling, general and administrative expense (“SG&A”), depending upon the classification and function of the employment position terminated. Restructuring costs are expensed during the period in which all requirements of recognition are met.

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

INTERNATIONAL RECTIFIER CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

7. Asset Impairment, Restructuring and Other Charges (Recoveries)

Asset impairment, restructuring and other charges represent costs related primarily to the following initiatives:

Fiscal Year 2013 Initiatives

•	El Segundo Fabrication Facility Closure Initiative

•	Newport Fabrication Facility Resizing Initiative

•	Other Cost Reduction Activities Initiative

Fiscal Year 2009 and 2008 Initiatives

•	Fiscal Year 2009 El Segundo Fabrication Facility Closure Initiative

•	Fiscal Year 2008 Research and Development Facility Closure Initiative

Fiscal Year 2013 Initiatives

During the first quarter of fiscal year 2013, the Company announced a restructuring plan to modify its manufacturing strategy and lower operating expenses in order to align its cost structure with business conditions. As part of the plan, the Company expects to incur costs recorded in asset impairment, restructuring and other charges related primarily to the following:

•	El Segundo Fabrication Facility Closure Initiative

•	Newport Fabrication Facility Resizing Initiative

•	Other Cost Reduction Activities Initiative

The following tables summarize the total asset impairment, restructuring and other charges by initiative for fiscal year 2013 (in thousands):

	Fiscal Year Ended
	June 30, 2013
	El Segundo Fabrication Facility Closure Initiative	Newport Fabrication Facility Resizing Initiative	Other Cost Reduction Activities Initiative	Total
Reported in asset impairment, restructuring and other charges:
Asset impairment	$178	$675	$1,062	$1,915
Severance and workforce reduction costs	5,875	597	5,417	11,889
Decommissioning costs	—	79	—	79
Relocation and re-qualification costs	398	2,715	—	3,113
Total asset impairment, restructuring and other charges	$6,451	$4,066	$6,479	$16,996

In addition to the amounts in the table above, $2.0 million of other charges related to the restructuring initiatives were recorded in cost of sales during the fiscal year ended June 30, 2013. These charges, which were for accelerated depreciation and inventory write-downs, are not classifiable as restructuring costs, and were therefore recorded in cost of sales.

INTERNATIONAL RECTIFIER CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

7. Asset Impairment, Restructuring and Other Charges (Recoveries) (Continued)

The following table summarizes changes in the Company's restructuring related accruals related to its fiscal year 2013 initiatives for the fiscal year ended June 30, 2013, which are included in accrued salaries, wages, and benefits on the balance sheet (in thousands):

	El Segundo Fabrication Facility Closure Initiative	Newport Fabrication Facility Resizing Initiative	Other Cost Reduction Activities Initiative	Total
Accrued severance and workforce reduction costs at June 24, 2012	$—	$—	$—	$—
Accrued during the period and charged to asset impairment, restructuring and other charges	5,875	597	5,417	11,889
Costs paid during the period	(5,678)	(597)	(5,417)	(11,692)
Accrued severance and workforce reduction costs June 30, 2013	$197	$—	$—	$197

Fiscal Year 2013 El Segundo Fabrication Facility Closure Initiative

During fiscal year 2013, the Company adopted a restructuring plan and closed its El Segundo wafer fabrication facility in the third quarter of fiscal year 2013. During the fiscal year ended June 30, 2013, the Company incurred $6.5 million of asset impairment, restructuring and other charges. In connection with the plan, the Company estimates total pre-tax costs of $7.2 million. The estimated total costs consist of $5.9 million of severance and workforce reduction costs, $1.1 million of relocation and re-qualification costs, and $0.2 million of asset impairment costs. In addition to the restructuring charges above, during the fiscal year ended June 30, 2013, the Company recorded $1.5 million of other charges related to the restructuring initiative in cost of sales. These other charges, which were for accelerated depreciation and inventory write-downs, are not classifiable as restructuring costs, and affected the ESP reporting segment.

During the fiscal year ended June 30, 2013, cash payments for this initiative were $6.1 million, and are estimated to be approximately $0.9 million for the two year period consisting of fiscal years 2014 and 2015.

In addition, the Company estimates it will make total cash expenditures of $2.5 million for the decontamination and restoration of this fabrication facility. These costs were previously considered as part of the asset impairment of the El Segundo Fabrication Facility recorded in the fourth quarter of fiscal year 2012, and are not anticipated to result in additional restructuring charges.

Fiscal Year 2013 Newport, Wales Fabrication Facility Resizing Initiative

During fiscal year 2013, the Company adopted a restructuring plan to resize its wafer fabrication facility in Newport, Wales in several phases by the middle of calendar year 2015. During the fiscal year ended June 30, 2013, the Company incurred $4.1 million of asset impairment, restructuring and other charges. In connection with the plan, the Company estimates total pre-tax costs of approximately $17.5 million. These consist of approximately $0.7 million of asset impairment costs, $2.9 million of severance and workforce reduction costs, $4.4 million of decommissioning costs, and $9.5 million of relocation and re-qualification costs. In addition to the restructuring charges above, during the fiscal year ended June 30, 2013, the Company recorded $0.5 million of other charges related to the restructuring initiative in cost of sales. These other charges, which were for accelerated depreciation, are not classifiable as restructuring costs.

During the fiscal year ended June 30, 2013, cash payments for this initiative were $3.4 million, and are estimated to be approximately $13.4 million for the two year period consisting of fiscal years 2014 and 2015.

INTERNATIONAL RECTIFIER CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

7. Asset Impairment, Restructuring and Other Charges (Recoveries) (Continued)

Fiscal Year 2013 Other Cost Reduction Activities Initiative

During fiscal year 2013, the Company completed all actions for this initiative to reduce (i) capacity at manufacturing facilities in Mexico, California, and Arizona, and (ii) administrative and research and development costs around the world. As part of the plan, the Company has incurred approximately $5.4 million of severance and workforce reduction costs in fiscal year 2013.  During the fiscal year ended June 30, 2013, severance and workforce reduction costs included $3.0 million related to manufacturing functions, $1.1 million for general and administrative functions, and $1.3 million for research and development functions.

As part of these efforts, during the fiscal year ended June 30, 2013, the Company also incurred $1.1 million of asset impairment costs for the planned disposition of certain manufacturing equipment related to its manufacturing facility in Mexico. During the fiscal year ended June 30, 2013, cash payments for this initiative were $5.4 million.

Fiscal Year 2009 and 2008 Initiatives

Asset impairment, restructuring and other charges reflect the impact of various cost reduction programs initiated during fiscal years 2009 and 2008. These programs and initiatives include the closure of facilities, the relocation of equipment and employees, the termination of employees and other related activities.

The following table summarizes the total asset impairment, restructuring and other charges (recoveries) by initiative for fiscal year 2011 (in thousands):

	Fiscal Year Ended
	June 26, 2011
	El Segundo	Research & Development Facility	Total
Fiscal year 2011 reported in asset impairment, restructuring and other charges (recoveries):
Severance and workforce reduction costs (recoveries)	$(3,426)	$—	$(3,426)
Other charges	—	67	67
Fiscal year 2011 total asset impairment, restructuring and other charges (recoveries)	$(3,426)	$67	$(3,359)

During fiscal year 2012, there were no asset impairment, restructuring and other charges for the 2009 and 2008 initiatives.

In fiscal year 2011, as a result of the Company’s decision to suspend for the foreseeable future its El Segundo Fabrication Facility Closure Initiative (as described below), it recorded a net credit to cost of sales for approximately $1.0 million to accrued workforce reduction costs related to retention bonuses.

The following table summarizes changes in our restructuring related accruals for fiscal years ended June 24, 2012, and June 26, 2011 which are included in other accrued expenses on the balance sheet (in thousands):

El Segundo
Accrued severance and workforce reduction costs, June 27, 2010	$4,896
Change in provision	(4,435)
Accrued severance and workforce reduction costs, June 26, 2011	461
Cost paid	(461)
Accrued severance and workforce reduction costs, June 24, 2012	$—

INTERNATIONAL RECTIFIER CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

7. Asset Impairment, Restructuring and Other Charges (Recoveries) (Continued)

Fiscal Year 2009 El Segundo, California Facility Closure Initiative

The Company adopted a plan for the closure of our El Segundo, California fabrication facility during fiscal year 2009. Due to higher demand than what had been anticipated at the time the plan was adopted, in mid-fiscal 2011 the Company suspended, for the foreseeable future, the closure of this facility. As a result of suspending this closure initiative, the Company recorded a credit to asset impairment, restructuring and other charges for approximately $3.5 million for previously accrued severance costs in fiscal year 2011. The Company paid the remaining $0.5 million of accrued retention bonuses under this initiative during fiscal year 2012.

Fiscal Year 2008 Research and Development Facility Closure Initiative

In the third quarter of fiscal year 2008, the Company adopted a plan for the closure of our Oxted, England facility and our El Segundo, California Research and Development (“R&D”) fabrication facility. The Company has completed the closure of the Oxted, England facility.

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

Power Management Devices (“PMD”) - The PMD segment provides high performance power MOSFETs with the widest range of packages up to 250V within the power management semiconductor industry for a range of applications including power supply, data processing, telecommunications, industrial, and commercial battery-powered systems. Key products used by the PMD segment include Trench HEXFET®MOSFETs, Discrete HEXFET®MOSFETs, Dual HEXFET®MOSFETs, FETKY®s, and DirectFET®s.

Energy Saving Products (“ESP”) - The ESP segment provides integrated design platforms that enable our customers to add energy-conserving features to help achieve lower operating energy and manufacturing costs. The integrated design platforms incorporate silicon packaging technology to help improve system performance. The ESP segment’s primary market applications include motor control appliances, industrial automation, lighting and display, audio and video. The ESP segment’s key products include analog HVICs and IGBT platforms, digital control ICs and IRAM integrated power modules. The ESP segment’s iMotion platform targets the growing trend towards variable speed motors in the appliance market.

Automotive Products (“AP”) - The AP segment provides high performance and energy saving solutions for a broad variety of automotive systems, ranging from typical 12V power net applications up to 1200V hybrid electric vehicle applications. The Company's automotive expertise includes supplying products for various automotive applications including AC and DC motor drives of all power classes, actuator drivers, automotive lighting (such as high intensity discharge lamps), direct fuel injection for diesel and gasoline engines, hybrid electric vehicle power train and peripheral systems for micro, mid, full and plug-in hybrids for electric vehicles, as well as for body electronic systems like glow plugs, Positive Temperature Coefficient (“PTC”) heaters, electric power steering, fuel pumps, Heating Ventilation and Air Conditioning (“HVAC”) and rear wipers. The Company's automotive product designs are used in solutions, integrated circuits (“ASICs”) and standard parts (“ASSPs”) and generic high volume products for multiple original equipment manufacturer (“OEM”) platform usage. The AP segment's key products include HVICs, intelligent power switch ICs, power MOSFETs including DirectFET®, IGBTs, Diodes and advanced power modules.

INTERNATIONAL RECTIFIER CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

8. Segment Information (Continued)

Enterprise Power (“EP”) – The EP segment provides primary applications including servers, storage, routers, switches, infrastructure equipment, notebooks, graphic cards, and gaming consoles. The large and growing server market has placed an emphasis and premium on power density, efficiency and performance. The Company sees this trend increasing in other EP segment target applications. The Company offers a broad portfolio of power management system products that deliver benchmark power density, efficiency and performance. The EP segment's key products include DirectFET® discrete products, CHiL digital PWM controllers, power monitoring products, XPhase®, SupIRBuckTM, iPOWIR® voltage regulators, Low voltage ICs, and PowIRstagesTM.

HiRel - The HiRel segment provides high-reliability power components and sub-assemblies designed to address power management requirements in mission critical applications including satellites and space exploration vehicles, military hardware, and other high reliability applications such as commercial aircraft, undersea telecommunications, and oil drilling in heavy industry, as well as products used in biomedical applications. The HiRel segment has a legacy of more than thirty years of experience in many of these applications, has developed strategic relationships with major system integrators worldwide and has the knowledge, technology and processes required to meet the requirements of customers in the high-reliability markets. The HiRel segment's key products include RAD-Hard discretes, RAD-Hard ICs, power management modules, DC-DC converters and High Temperature converters.

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

INTERNATIONAL RECTIFIER CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

8. Segment Information (Continued)

For the fiscal years ended June 30, 2013, June 24, 2012 and June 26, 2011, revenues and gross margin by reportable segments were as follows (in thousands, except percentages):

	June 30, 2013			June 24, 2012			June 26, 2011
Business Segment	Revenues	Percentage of Total	Gross Margin	Revenues	Percentage of Total	Gross Margin	Revenues	Percentage of Total	Gross Margin
PMD	$367,762	37.6%	21.7%	$367,913	35.0%	22.8%	$456,764	38.8%	31.6%
ESP	176,386	18.1	15.3	243,340	23.2	34.9	275,044	23.4	44.7
AP	124,695	12.8	17.7	113,353	10.8	22.3	112,174	9.5	29.9
EP	116,302	11.9	32.5	132,164	12.6	34.7	134,627	11.5	44.1
HiRel	188,831	19.3	46.7	192,229	18.3	51.2	190,547	16.2	51.2
Customer segments total	973,976	99.7	26.2	1,048,999	99.8	32.3	1,169,156	99.4	39.1
IP	3,059	0.3	78.4	1,589	0.2	100.0	7,421	0.6	100.0
Consolidated total	$977,035	100.0%	26.3%	$1,050,588	100.0%	32.4%	$1,176,577	100.0%	39.5%

Geographic information for the fiscal years ended June 30, 2013, June 24, 2012 and June 26, 2011 is presented below (in thousands):

	2013	2012	2011
Revenues from Unaffiliated Customers
United States	$229,092	$231,497	$254,593
Asia	562,886	613,706	674,654
Europe	181,998	203,796	239,909
Subtotal	973,976	1,048,999	1,169,156
Royalties (unallocated)	3,059	1,589	7,421
Total	$977,035	$1,050,588	$1,176,577
Long-lived Assets
United States	$239,240	$268,664	$306,741
Asia	95,564	79,249	44,695
Europe	147,622	178,294	155,742
Total	$482,426	$526,207	$507,178

Revenues from unaffiliated customers are based on the location in which the sale originated. Long-lived assets include all long-term assets excluding long-term investments, restricted cash, long-term deferred income taxes, goodwill and acquisition‑related intangibles.

During the fiscal year ended June 30, 2013, June 24, 2012, and June 26, 2011, sales to two of the Company’s distribution customers, Weikeng International and Arrow Electronics, were approximately 12.8 percent and 10.4 percent, respectively, 12.2 percent and 10.9 percent, respectively, and 12.7 percent and 11.8 percent, respectively, of consolidated revenues.

INTERNATIONAL RECTIFIER CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

9. Income Taxes

Income (loss) before income taxes is as follows (in thousands):

	Fiscal Year Ended
	June 30, 2013	June 24, 2012	June 26, 2011
Domestic	$(105,575)	$(88,430)	$81,587
Foreign	28,745	16,623	76,205
Total income (loss) before income taxes	$(76,830)	$(71,807)	$157,792

The provision for (benefit from) income taxes is as follows (in thousands):

	Fiscal Year Ended
	June 30, 2013	June 24, 2012	June 26, 2011
Current income taxes:
Domestic	$1,735	$5,971	$190
Foreign	(1,129)	2,455	10,749
	$606	$8,426	$10,939
Deferred income taxes:
Domestic	$352	$5,728	$(6,551)
Foreign	11,032	(30,911)	(13,142)
	11,384	(25,183)	(19,693)
Total provision (benefit)	$11,990	$(16,757)	$(8,754)

The tax benefit from stock-based compensation reduced current or future income taxes payable for the fiscal years ended June 30, 2013, June 24, 2012, and June 26, 2011 by $0.0 million, $1.7 million, and $1.4 million, respectively.

The Company’s effective tax rate on pretax income (loss) differs from the U.S. federal statutory tax rate as follows:

	Fiscal Year Ended
	June 30, 2013	June 24, 2012	June 26, 2011
Statutory tax rate	(35.0)%	(35.0)%	35.0%
State taxes, net of federal benefit	(0.1)	14.6	(5.0)
Change in valuation allowance	58.2	(38.9)	(19.2)
Multijurisdictional taxation	(8.4)	(1.5)	(9.5)
Actual and deemed foreign dividends	2.7	3.7	2.1
Foreign tax credit	(4.8)	(7.0)	(5.8)
Research and development credit	(8.0)	(2.6)	(3.5)
Uncertain tax positions	(6.6)	3.7	(2.2)
Tax rate changes	9.7	0.7	0.1
Withholding tax	4.3	6.7	2.0
Stock based compensation	2.4	2.5	—
Goodwill impairment	—	30.1	—
Other, net	1.2	(0.3)	0.4
Effective tax rate (benefit)	15.6%	(23.3)%	(5.6)%

INTERNATIONAL RECTIFIER CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

9. Income Taxes (Continued)

The major components of the net deferred tax assets (liabilities) are as follows (in thousands):

	June 30, 2013	June 24, 2012
Deferred tax assets:
Accrued expenses	$13,514	$13,423
Accrued compensation	18,011	19,584
Property, plant and equipment	8,499	24,299
Unrealized loss on securities	—	—
Losses carryforward	108,921	72,627
Research and experimental credits	51,015	40,614
Other tax credits	36,745	33,139
Other	636	240
Total deferred tax assets	237,341	203,926
Valuation allowance	(204,233)	(161,517)
Deferred tax liabilities:
Unrealized gain on securities	(2,992)	(2,206)
Prepaid expenses	(1,347)	(880)
Other	—	(16)
Total deferred tax liabilities	(4,339)	(3,102)
Net deferred tax assets	$28,769	$39,307

Realization of deferred tax assets is dependent upon generating sufficient future taxable income, carryback of losses, offsetting deferred tax liabilities, and the availability of tax planning strategies. Based on the consideration of all available evidence using a “more-likely-than-not” standard, the Company has determined that the valuation allowance established against its United States ("U.S.") federal and California deferred tax assets should remain in place as of the end of fiscal year 2013. The valuation allowance for U.S. federal tax assets relates to beginning of the year balances of reserves that were established during fiscal year 2009. In addition, the Company determined during fiscal year 2012 that its California deferred tax assets should be fully reserved with a valuation allowance. The Company further determined that the valuation allowance established against its deferred tax assets in the United Kingdom (“U.K.”) during fiscal year 2009, and which was partially released during fiscal year 2011, should be fully released by the end of fiscal year 2012 based on sustained cumulative pretax income.

With respect to the U.S. valuation allowance, cumulative pre-tax losses for the current and prior two years in the Company's U.S. federal consolidated group constitute significant negative evidence, and therefore, positive evidence of equal or greater significance is needed at a minimum to overcome that negative evidence before a tax benefit is recognized for deductible temporary differences and loss carryforwards. The Company examined the four sources of income that allow the realization of deferred tax assets. These sources are carrybacks, reversals of existing temporary differences, tax planning strategies, and future taxable income exclusive of reversals of existing temporary differences. As of fiscal year 2013, the Company determined that none of the sources of income were meaningful enough to warrant the release of the U.S. federal and state valuation allowance.

The Company's fiscal years' 2008, 2009, and 2012 California pretax losses constitute negative evidence, which resulted in recording a $10.3 million valuation allowance in 2012 against all of the Company's California deferred tax assets. The pattern of losses for California makes the reliance on forecasted earnings a source of income which should not be used, and the carryback of losses is not permitted in California. Based upon this analysis, the Company concluded that a full valuation allowance was required in fiscal year 2013.

INTERNATIONAL RECTIFIER CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

9. Income Taxes (Continued)

With regard to the Company's U.K. Newport, Wales subsidiary, the Company completed certain intercompany transactions and intercompany reorganizations during fiscal year 2011. As a result, the Company released a portion of its valuation allowance against its deferred tax assets in the U.K. based on all the available evidence including forecasted future taxable income for the U.K. entity. The Company concluded that $9.6 million of valuation allowance could be released to benefit the current tax provision as the associated deferred tax assets would be more likely than not realized. In addition, the Company reduced its deferred tax assets and associated valuation allowance in the U.K. by $18.4 million due to the taxable income for fiscal year 2011. During fiscal year 2012, the Company released the remaining $28.6 million of valuation allowance in the U.K.

Furthermore, the Company recorded a deferred charge of $14.6 million in connection with the aforementioned reduction of its deferred tax assets in the U.K. which is offset by the associated valuation allowance, and both balances were reduced by $0.8 million in fiscal year 2011. As of June 30, 2013, as a result of the amortization of the deferred charge reported during the fiscal year, the charge and the related valuation allowance were reduced to $7.2 million and $3.3 million, respectively.

During the third quarter of fiscal year 2012, the Company recorded a deferred charge of $16.5 million and valuation allowance of $13.4 million related to certain intercompany transactions which reduced its deferred tax assets and associated valuation allowance in the U.S. by $3.1 million. As of June 30, 2013, as a result of the amortization of the deferred charge reported during the fiscal year, the charge and the related valuation allowance were reduced to $12.1 million and $9.9 million, respectively.

During the three months ended September 23, 2012, the statutory tax rate in the U.K. was reduced from 24 percent to 23 percent, effective April 1, 2013. The Company reported a $3.2 million one-time expense due to the rate reduction on the deferred tax assets in the U.K. as a discrete item in the provision for income taxes. On July 17, 2013, the U.K. enacted the Finance Act of 2013 that will further reduce tax rates from 23 percent to 21 percent in April 2014, and eventually to 20 percent in April 2015. The Company expects the reduction of the statutory rates in the U.K. will result in an estimated $3.8 million one-time expense in the first quarter of the Company's 2014 fiscal year.

During fiscal year 2011, the Company was granted certain incentives by the Singapore Economic Development Board. As a result, the Company started to operate under a tax holiday in Singapore, effective from December 27, 2010 through December 26, 2020. The tax holiday was amended in the fourth fiscal quarter of 2013, resulting in an extension of the incentive through December 26, 2022. The tax holiday is conditional upon the Company meeting certain employment and investment thresholds. The impact of the Singapore tax holiday decreased the Singapore subsidiary's taxes by $1.0 million in fiscal year 2011 which benefited the tax provision. No benefit was generated in the 2012 and 2013 fiscal years.

The Company operated in multiple foreign jurisdictions with lower statutory tax rates than the U.S., and its operation in Singapore has the most significant impact on the Company's effective tax rate.

INTERNATIONAL RECTIFIER CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

9. Income Taxes (Continued)

A reconciliation of unrecognized tax benefits from June 26, 2011 to June 30, 2013 is as follows (in thousands):

Beginning balances of June 26, 2011	$46,057
Increases for positions taken in current year	1,774
Increases for positions taken in a prior year	3,253
Decreases for positions taken in a current year	(221)
Decreases for positions taken in a prior year	(1,635)
Decreases for settlements with taxing authorities	—
Decreases for lapses in the applicable statute of limitation	(352)
Unrecognized tax benefits at June 24, 2012	$48,876

Increases for positions taken in current year	$2,262
Increases for positions taken in a prior year	2,395
Decreases for positions taken in a current year	—
Decreases for positions taken in a prior year	(3,953)
Decreases for settlements with taxing authorities	—
Decreases for lapses in the applicable statute of limitation	(4,895)
Unrecognized tax benefits at June 30, 2013	$44,685

 As of June 30, 2013, the liability for income tax associated with uncertain tax positions was $12.3 million. If recognized, the liability associated with uncertain tax positions would result in a benefit to income taxes on the consolidated statement of operations which would reduce the Company's future effective tax rate.  For fiscal year 2013, $5.1 million of the decrease to uncertain tax positions impacted the effective tax rate. The remaining change in the uncertain tax positions was recorded against long-term deferred tax assets that receive a full valuation allowance and foreign currency translation adjustments.

The Company's policy is to recognize interest and penalties related to uncertain tax positions as a component of income tax expense. The Company had accrued interest and penalties related to uncertain tax positions as of June 30, 2013 and June 24, 2012 of $3.9 million and $4.4 million, respectively. The change in interest and penalties during fiscal year 2013 of $0.5 million was primarily the result of lapses in the statutes of limitation offset by the accrual of additional interest. The change in interest and penalties during fiscal year 2012 was an increase of $0.3 million, primarily the result of the accrual of interest related to outstanding uncertain tax positions.

The uncertain tax positions are expected to decrease by an estimated $8.3 million during the next twelve months primarily due to a significant decrease from lapses of statutes of limitation in certain foreign tax jurisdictions partially offset by increases in uncertain tax positions in certain domestic and foreign tax jurisdictions.

The Company received a refund on taxes it believes it overpaid in Japan. The amount received of $2.6 million is reserved as an uncertain tax position, and therefore, no benefit has been recorded in the Company's financial statements.

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

The Company recognizes certain tax liabilities for anticipated tax audit findings in the United States and other tax jurisdictions based on our estimate of whether, and the extent to which additional taxes would be due. If the audit findings result in actual taxes owed more or less than what was anticipated, income tax expense would be increased or decreased, accordingly, in the period of the determination.

INTERNATIONAL RECTIFIER CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

9. Income Taxes (Continued)

The Company's major tax jurisdictions are U.S. Federal, California, Japan, United Kingdom, Singapore, Germany, Hong Kong and Mexico. In the ordinary course of business, the Company is subject to examination by taxing authorities. As of June 30, 2013, the Company is no longer subject to U.S. federal income tax examinations for years before the fiscal year ended June 28, 2009; California income tax examinations before the fiscal year ended June 29, 2008, subject to fiscal years 2000 through 2005 being currently under appeal and being subject to reopening for examination by the Franchise Tax Board; Japan income tax examinations before the fiscal year ended July 1, 2007; United Kingdom before the fiscal year ended June 24, 2012;  Germany tax examinations before the fiscal year ended June 27, 2010; Singapore tax examination before fiscal year 2007; Mexico tax examination for the assessment year ended December 31, 2001; and Hong Kong profits tax examinations before the assessment year ended March 31, 2008.

As a matter of course, the Company is regularly audited by various taxing authorities. Unfavorable settlement of any particular issue may require the use of cash. Favorable resolution may be recognized as a reduction to the effective tax rate in the year of resolution. The Company's interest and penalties associated with income taxes are included in both accrued income taxes and long-term income taxes payable, as appropriate.

The Company has federal, state and foreign net operating loss carryforwards. The federal net operating loss of $188.9 million will expire in 2029 through 2033, and the California net operating loss of $103.4 million will expire in 2015 through 2033. The foreign net operating losses of $11.1 million have no expiration. The Company has foreign tax credits of $59.0 million that will expire from 2019 through 2023. The Company also has federal research credits of $23.9 million that will expire in 2026 through 2033, California research credits of $39.2 million that have no expiration, and Massachusetts research credits of $1.7 million that will expire in 2023 through 2028.

As of June 30, 2013, U.S. income taxes have not been provided on approximately $123.4 million of undistributed earnings of foreign subsidiaries since those earnings are considered to be invested indefinitely. Determination of the amount of unrecognized deferred tax liabilities for temporary differences related to investments in these non-U.S. subsidiaries that are essentially permanent in duration is not practicable. There was a change in 2012 to the Company's position on undistributed earnings regarding the pending liquidation of two foreign subsidiaries into the U.S. consolidated group. The Company has not recorded a deferred tax liability on any potential gain as the earnings and profits of the subsidiaries had been recognized as U.S. income in previous periods.

Pursuant to Sections 382 and 383 of the U.S. Internal Revenue Code, the utilization of operating loss carryforward and other tax attributes may be subject to limitations if certain ownership changes occur during a three-year testing period. The Company does not believe an ownership change has occurred as of June 30, 2013 that would limit the Company's utilization of any operating loss carryforward or other tax attributes.

INTERNATIONAL RECTIFIER CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

10. Net Income per Common Share

The table below provides a reconciliation of the numerator and denominator for the basic and diluted per-share computations for fiscal years ended June 30, 2013, June 24, 2012 and June 26, 2011 (in thousands, except per share amounts):

	Fiscal Year Ended
	June 30, 2013	June 24, 2012	June 26, 2011
Net income (loss)	$(88,820)	$(55,050)	$166,546
Less: Income allocated to participating securities	—	—	2,562
Income (loss) available to common stockholders	$(88,820)	$(55,050)	$163,984
Earnings per common share – basic
Weighted average shares outstanding	69,385	69,270	69,858
Basic income (loss) per share	$(1.28)	$(0.79)	$2.35
Earnings per common share – diluted
Basic weighted average shares outstanding	69,385	69,270	69,858
Effect of dilutive securities – stock options and RSU’s	—	—	665
Diluted weighted-average shares	69,385	69,270	70,523
Diluted income (loss) per share	$(1.28)	$(0.79)	$2.33

For the fiscal years ended June 30, 2013, June 24, 2012, and June 26, 2011, 0.9 million, 0.6 million, and 0.8 million of common stock equivalents were anti-dilutive and were not included in the computation of diluted earnings per share for these periods, respectively, as the exercise price for these common stock equivalents was greater than the average market price of the common stock of the Company during these periods. In addition, for the fiscal years ended June 30, 2013, June 24, 2012, and June 26, 2011, 1.2 million, 0.8 million, and 0.4 million, respectively, of contingently issuable RSUs for which all necessary conditions had not been met were not included in the computation of diluted earnings per share.

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

In November 2007, the Company was named as one of approximately 100 defendants in Angeles Chemical Company, Inc. et al. v. Omega Chemical PRP Group, LLC et al., No. EDCV07-1471 (TJH) (JWJx) (C.D. Cal.) (the "Angeles Case"). Angeles Chemical Company, Inc. and related entities ("Plaintiffs") own or operate a facility (the "Angeles Facility") which is located approximately 1.5 miles down gradient of the Omega Chemical Superfund Site (the "Omega Site") in Whittier, California. Numerous parties, including the Company, allegedly disposed of wastes at the Omega Site. Plaintiffs claim that contaminants from the Omega Site migrated in groundwater from the Omega Site to the Angeles Facility, thereby causing damage to the Angeles Facility. In addition, they claim that the EPA considers them to be responsible for the groundwater plume near the Angeles Facility, which Plaintiffs contend was caused by disposal activities at the Omega Site. Plaintiffs filed claims based on the Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA"), nuisance and trespass, and also seek declaratory relief. Plaintiffs seek to require the defendants to investigate and clean-up the contamination and to recover damages. The case has been stayed by the court pending the Environmental Protection Agency's completion of its remedial investigation. The Company previously entered into a settlement with other parties associated with the Omega Site pursuant to which the Company paid those entities money in exchange for an agreement to defend and indemnify the Company with regard to certain environmental claims (the "Omega Indemnification"). In that agreement, it was estimated that the Company's volumetric share of wastes sent to the Omega Site was in the range of 0.08 percent. The Company believes that much, if not all, of the risks associated with the Angeles Case should be covered by the Omega Indemnification. In addition, the Company has tendered the complaint to several of its insurance carriers, one of which has agreed to defend under a reservation of rights. Therefore, the Company does not expect its out-of-pocket defense costs to be significant. In addition, in light of the Omega Indemnification, the potential for insurance coverage and the fact that its volumetric share of Omega Site wastes was less than 0.1 percent, the Company does not believe that an adverse judgment against the Company would be material.

International Rectifier Corporation ("IR") and Rachelle Laboratories, Inc. ("Rachelle"), a subsidiary of the Company that discontinued operations in 1986, were each named a potentially responsible party ("PRP") in connection with the investigation by the United States Environmental Protection Agency ("EPA") of the disposal of allegedly hazardous substances at a major superfund site in Monterey Park, California ("OII Site"). Certain PRPs who settled certain claims with the EPA under consent decrees filed suit in Federal Court in May 1992 against a number of other PRPs, including IR, for cost recovery and contribution under the provisions of the CERCLA. The Company has settled all outstanding claims that have arisen against IR relating to the OII Site. No claims against Rachelle have been settled. The Company has taken the position that none of the wastes generated by Rachelle were hazardous. Counsel for Rachelle received a letter dated August 2001 from the U.S. Department of Justice, directed to all or substantially all PRPs for the OII Site, offering to settle claims against such parties for all work performed through and including the final remedy for the OII Site. The offer required a payment from Rachelle in the amount of approximately $9.3 million in order to take advantage of the settlement. Rachelle did not accept the offer.

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

The Company has entered into several operating lease agreements, some of which contain provisions for future rent increases, rent free periods, or periods in which rent payments are reduced (abated). For each lease, the total amount of rental payments due over the lease term is being charged to rent expense on a straight-line method over the term of the lease. The difference between rent expense recorded and the amount paid is credited or charged to “accrued rent expense,” which is included in “Other current liabilities” in the accompanying consolidate balance sheet.

Total rental expense on all operating leases totaled $11.6 million, $11.2 million, and $9.8 million for the fiscal years ended June 30, 2013, June 24, 2012, and June 26, 2011, respectively. The Company had outstanding purchase commitments for capital expenditures of approximately $9.6 million at June 30, 2013. The Company had no material capital lease obligations as of June 30, 2013.

As of June 30, 2013, minimum fixed rentals required for the next five years and thereafter under operating leases are as follows (in thousands):

		Fiscal Year
	Total	2014	2015	2016	2017	2018	2019 and thereafter
Minimum fixed rentals	$51,955	$11,573	$10,160	$8,195	$5,980	$5,539	$10,508

During fiscal year 2011, the Company entered into an agreement with a vendor to secure external wafer fabrication capacity. Under this agreement, the Company advanced approximately $4.8 million on account of future purchases. This advance was recorded in prepaid expenses and other receivables and other assets, and is credited against future purchases from the vendor to the extent the Company continues to purchase certain minimum quantities of wafers each quarter during its original 2 year term. The $4.8 million advance is subject to provisions that require the forfeiture of the portion of the vendor prepayment applicable to a given fiscal quarter if the Company does not purchase the minimum required amounts for that quarter. During the fourth quarter of fiscal year 2012, the Company amended the vendor agreement to extend the commitment term for two quarters from the original two year term. As of June 30, 2013, the Company believes the remaining vendor advance of $1.2 million will be recovered through future purchases under the agreement by the second quarter of fiscal year 2014. The Company will continue to assess the recoverability of the advanced payments on a quarterly basis.

INTERNATIONAL RECTIFIER CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

12. Commitments and Contingencies

During fiscal year 2011, the Company entered into an agreement with one external foundry to secure wafer fabrication capacity. As of June 30, 2013, the Company believes the remaining foundry advance of $0.6 million will be recovered upon expiration of the agreement in fiscal year 2014.

During fiscal year 2012, the Company entered into an amended foundry services agreement with one of its contract manufacturers for wafer fabrication, under which the Company is entitled to purchase silicon wafers through December 31, 2017.  Under the terms of the agreement, the Company advanced funds of $1.5 million against future processing charges.  The advance payment is recoverable in the form of a fixed amount per wafer purchased.  Any portion of the advance not recovered as of December 31, 2017 will be forfeited.  As of June 30, 2013, the Company believes that the $1.4 million outstanding balance of the advance will be recovered.

In connection with the divestiture of the Company’s Power Control Systems business in fiscal year 2007, the Company recorded a provision of $18.6 million for certain tax obligations with respect to divested entities. The balance of the divested entities tax obligations have decreased over time due to settlement of tax audits, lapsing of applicable statutes of limitations, and the decrease in foreign currency translation on the underlying obligation. As of June 30, 2013, the balance of the divested entities tax obligations was $0.9 million.

On February 3, 2011, the Company completed the Technology Acquisition. The transaction agreement related to the Technology Acquisition includes contingent consideration payable of $0.4 million upon the achievement of certain financial operating results. During the fiscal year ended June 24, 2012, the Company reversed the $0.4 million of acquisition-related contingent consideration liability as it determined the acquired assets and personnel would probably not achieve the minimum level of financial operating results in order to receive any such consideration. As of June 30, 2013, the Company still does not believe it likely that the minimum level will be achieved (See Note 2, “Business Acquisitions”).

13. Litigation

EPC/Lidow Litigation.

In September 2008, the Company filed suit in the U.S. District Court for the Central District of California against Efficient Power Conversion Corp. ("EPC"), certain of EPC's employees and other defendants (including Alex Lidow, a former chief executive officer and director of the Company, and now a principal of EPC) alleging improper and  unauthorized use and/or misappropriation of certain Company confidential information, trade secrets and technology related to the Company's Gallium Nitride development program.  In 2009, the Company refiled the suit in the Los Angeles Superior Court, Case No. BC409749.  Mr. Lidow and EPC asserted claims against the Company arising out of Lidow's employment with and separation from the Company, for violations of the California Labor Code and California Business and Professions Code, and alleging the Company unfairly competed and interfered with EPC. Those claims were consolidated with and in the Company's action.

In June 2013, the Company entered into a settlement agreement with EPC and certain of EPC's principals, including Dr. Lidow, that would result in the payment of royalties to the Company on the sale of Gallium Nitride on Silicon based power devices during the period of 2015 through 2023, subject to an offset in certain cases.  The settlement agreement resolves all disputes among the settling parties without any determination of the merits of the parties' respective claims or defenses, and the case is concluded among those parties.

Discovery is ongoing as to one remaining defendant, and the Company intends to vigorously pursue all rights and defenses available to it in these matters. The Company believes that any remaining litigation in this matter will not be material.

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

INTERNATIONAL RECTIFIER CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

14. Quarterly Financial Data (Unaudited)

The following table sets forth a summary of the Company’s unaudited quarterly financial information for each of the four quarters in the fiscal year ended June 30, 2013 (in thousands, except per share data):

	Three Months Ended
	September 23, 2012	December 23, 2012	March 24, 2013	June 30, 2013
Revenues	$252,492	$223,822	$224,268	$276,453
Cost of sales	181,951	174,733	169,860	193,386
Gross profit	70,541	49,089	54,408	83,067

Selling, general and administrative expense	47,295	45,083	43,020	46,348
Research and development expense	33,449	32,125	28,876	32,643
Amortization of acquisition‑related intangible assets	1,680	1,680	1,663	1,630
Asset impairment, restructuring and other charges	8,966	4,941	880	2,209
Operating income (loss)	(20,849)	(34,740)	(20,031)	237
Other expense (income), net	1,008	411	(450)	421
Interest expense (income), net	(32)	(8)	64	33
Loss before income taxes	(21,825)	(35,143)	(19,645)	(217)
(Benefit from) provision for income taxes	6,950	(2,421)	1,600	5,861
Net loss	$(28,775)	$(32,722)	$(21,245)	$(6,078)
Net loss per common share-basic (1)	$(0.42)	$(0.47)	$(0.31)	$(0.09)
Net loss per common share-diluted (1)	$(0.42)	$(0.47)	$(0.31)	$(0.09)
Average common shares outstanding—basic	69,283	69,144	69,273	69,785
Average common shares and potentially dilutive securities outstanding—diluted	69,283	69,144	69,273	69,785

(1)	Net income (loss) per common share is computed using the two –class method. See Note 10, “Net Income Per Common Share”.

INTERNATIONAL RECTIFIER CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

14. Quarterly Financial Data (Unaudited) (Continued)

The following table sets forth a summary of the Company’s unaudited quarterly financial information for each of the four quarters in the fiscal year ended June 24, 2012 (in thousands, except per share data):

	Three Months Ended
	September 25, 2011	December 25, 2011	March 25, 2012	June 24, 2012
Revenues	$302,741	$230,078	$248,094	$269,675
Cost of sales	187,903	148,659	174,132	199,871
Gross profit	114,838	81,419	73,962	69,804

Selling, general and administrative expense	48,991	50,558	49,578	51,284
Research and development expense	33,028	32,227	34,798	35,052
Impairment of goodwill	—	—	—	69,421
Amortization of acquisition‑related intangible assets	2,615	1,939	2,097	1,718
Gain on disposition of property	—	—	(5,410)	—
Operating income (loss)	30,204	(3,305)	(7,101)	(87,671)
Other expense (income), net	2,203	1,956	(46)	154
Interest income, net	(209)	(31)	(47)	(46)
Income (loss) before income taxes	28,210	(5,230)	(7,008)	(87,779)
(Benefit from) provision for income taxes	6,247	1,107	(4,518)	(19,593)
Net income (loss)	$21,963	$(6,337)	$(2,490)	$(68,186)
Net income (loss) per common share-basic (1)	$0.31	$(0.09)	$(0.04)	$(0.99)
Net income (loss) per common share-diluted (1)	$0.31	$(0.09)	$(0.04)	$(0.99)
Average common shares outstanding—basic	69,768	69,046	69,104	69,157
Average common shares and potentially dilutive securities outstanding—diluted	70,285	69,046	69,104	69,157

(1)	Net income (loss) per common share is computed using the two –class method. See Note 10, “Net Income Per Common Share”.

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

Our management, under the supervision and with the participation of our CEO and CFO, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2013. Based on this evaluation of our internal controls over financial reporting, our CEO and CFO concluded that, as of June 30, 2013, our disclosure controls and procedures were effective.

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

Under the supervision and with the participation of our management, including our CEO and CFO, management conducted an assessment of our internal control over financial reporting as of June 30, 2013. In making this assessment, management used the criteria set forth in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the "COSO Framework"). Based on this assessment, management has determined that the Company’s internal control over financial reporting, as of June 30, 2013, was effective.

Management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of June 30, 2013, has been audited by the Company’s independent register public accounting firm, as stated in their report appearing on page 108.

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

During the fiscal quarter ended June 30, 2013 there were no changes in internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of International Rectifier Corporation and Subsidiaries

We have audited International Rectifier Corporation and Subsidiaries' internal control over financial reporting as of June 30, 2013, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). International Rectifier Corporation and Subsidiaries' management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company's internal control over financial reporting based on our audit.

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

In our opinion, International Rectifier Corporation and Subsidiaries maintained, in all material respects, effective internal control over financial reporting as of June 30, 2013, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of International Rectifier Corporation and Subsidiaries as of June 30, 2013 and June 24, 2012, and the related consolidated statements of operations, comprehensive income (loss), stockholders' equity and cash flows for each of the three years in the period ended June 30, 2013 of International Rectifier Corporation and Subsidiaries and our report dated August 19, 2013 expressed an unqualified opinion thereon.

     /s/ Ernst & Young LLP

Los Angeles, California
August 19, 2013

ITEM 9B. OTHER INFORMATION

None.

PART III

Certain information required by Part III is omitted from this Annual Report on Form 10-K and is incorporated herein by reference to the definitive proxy statement with respect to our 2013 Annual Meeting of Stockholders (the “Proxy Statement”), which we will file with the Securities and Exchange Commission no later than 120 days after the end of the fiscal year covered by this Report.

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information regarding executive officers of the Company is included in Part I under the caption “Executive Officers of the Registrant.”  Other information required by this Item will appear in the Proxy Statement under the headings “Proposal No.1 Election of Directors,” “Information Concerning Nominees and Members of the Board,” "Director Compensation," "Summary Structure of the Board-Committees of the Board," “Committees of the Board,” “Compensation Committee Report,” “Report of the Audit Committee,” “Compensation Committee Interlocks and Insider Participation,”  “Section 16(a) Beneficial Ownership Reporting Compliance,” “Corporate Governance,” "Code of Ethics for Directors, Officers and Employees," "Stockholder Proposals and Nominations for 2014 Annual Meeting," and “Executive Officers of the Company,” which sections are incorporated herein by reference.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Securities Authorized for Issuance Under Equity Compensation Plans

The following table provides information as of June 30, 2013 about the Company’s Common Stock that may be issued to employees or members of the Company’s Board of Directors under the Company’s existing Equity Compensation Plans.

EQUITY COMPENSATION PLAN INFORMATION

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)		Weighted‑average exercise price of outstanding options, warrants and rights (b)		Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	4,881,604	(1)	$17.06	(2)	6,795,145	(3)
Equity compensation plans not approved by security holders	1,500	(4)	36.36		—
Total	4,883,104		$17.08		6,795,145

(1)
Of these shares, 140,000 and 1,045,628 were subject to options then outstanding under the International Rectifier Corporation 2011 Performance Incentive Plan (the “2011 Plan”), and the amended and restated 2000 Incentive Plan (“2000 Plan”), respectively, and 2,992,494 and 703,482 were subject to restricted stock unit awards then outstanding under the 2011 Plan and the 2000 Plan, respectively.

(2)	This weighted-average exercise price does not reflect the 3,695,976 shares that will be issued upon the payment of outstanding restricted stock units.

(3)
This figure consists of 6,039,603 shares available for future issuance under the 2011 Plan, and 755,542 shares available for issuance under the amended and restated 1984 Employee Stock Participation Plan (“ESPP”); however, participation in the ESPP has been suspended since April 2007.

(4)
This figure represents 1,500 options then outstanding under the 1997 Employee Stock Incentive Plan (the “1997 Plan”).  The 1997 Plan was originally approved by our Board of Directors on November 24, 1997 and expired on November 22, 2004.  No new awards are permitted under the 1997 Plan and, therefore, no shares remain available for grant under the plan.  However, options issued and outstanding under the plan remain exercisable in accordance with the plan terms.  None of the stock options that we granted under the plan are incentive stock options under Section 422 of the Internal Revenue Code and the term of each outstanding option granted under the plan does not exceed ten years from the date of its grant. There are no unvested restricted stock or restricted stock unit awards outstanding under the plan.

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information required by this Item will appear in the Proxy Statement under the headings “Corporate Governance,” “Related Party Transaction Policy - Certain Relationships and Related Transactions,” and "Independent Directors," which sections are incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Information required by this Item will appear in the Proxy Statement under the headings "Report of the Audit Committee," “Proposal No. 3-Ratification of Appointment of Independent Registered Public Accounting Firm,” and “Independent Registered Public Accounting Firm Fees,” which sections are incorporated herein by reference.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

a.	Financial Statements and Financial Statement Schedule being filed as part of this report are listed in the index on page 52.

b.	Exhibits filed as part of this report are listed on the Exhibit Index on page 117.

EXHIBIT INDEX

Incorporated By Reference:

Exhibit No.	Item	Document
2(a)
Agreement of Plan of Merger, dated February 24, 2011, by and among International Rectifier Corporation, Cancun Merger Corp., CHiL Semiconductor Corporation, solely for purposes of specified Sections, the Equityholders party thereto and, solely for the purposes of specified Sections, Shareholder Representative Services LLC, solely in its capacity as the Equityholders’ representative
Form 8-K filed February 25, 2011, with the Securities and Exchange Commission. (Exhibit 2.1)
3(a)	Certificate of Incorporation of the Company, as amended through July 19, 2004	Registration Statement on Form S-8 filed with the Securities and Exchange Commission on July 19, 2004, Registration No. 333-117489. (Exhibit 3.1)
3(b)	Amendment to Certificate of Incorporation, dated November 13, 2009	Form 10-Q for the quarterly period ended December 27, 2009, filed with the Securities and Exchange Commission on February 3, 2010. (Exhibit 3.2)
3(c)	Bylaws as Amended and Restated	Form 8-K filed August 19, 2013, with the Securities and Exchange Commission. (Exhibit 3.1)
4(a)	Description of the Company's Common Stock	Form 8-A filed with the Securities and Exchange Commission on June 17, 1985
4(b)	Preferred Share Purchase Rights	Form 8-A filed with the Securities and Exchange Commission on August 21, 1996
10(a)*	International Rectifier Corporation 1997 Employee Stock Incentive Plan	Registration Statement on Form S-8 filed with the Securities and Exchange Commission on February 26, 1998, Registration No. 33-46901. (Exhibit 4.1)
10(b)*	Amendment to International Rectifier Corporation 1997 Employee Stock Incentive Plan, dated October 1, 2001	Registration Statement on Form S-8 filed with the Securities and Exchange Commission on October 1, 2001, Registration No. 333-70560. (Exhibit 4.2)
10(c)*	International Rectifier Corporation Amended and Restated Stock Incentive Plan of 1992	Registration Statement on Form S-8 filed with the Securities and Exchange Commission on December 2, 1997, Registration No. 33-41363. (Exhibit 4.1)
10(d)*	International Rectifier Corporation Retirement Savings Plan	Registration Statement on Form S-8 filed with the Securities and Exchange Commission on June 24, 1998, Registration No. 33-57575. (Exhibits 4.1, 4.2 and 4.3)
10(e)*	Amendment to International Rectifier Corporation Amended and Restated Stock Incentive Plan of 1992 effective as of February 20, 2002	Form 10-Q—for the quarterly period ended March 31, 2001, filed with the Securities and Exchange Commission on May 16, 2001. (Exhibit 2)
10(f)*	International Rectifier Corporation 2000 Stock Incentive Plan	Registration Statement on Form S-8 filed with the Securities and Exchange Commission on May 18, 2000, Registration Number 333-37308. (Exhibit 4)
10(g)*	International Rectifier Corporation 1997 Stock Incentive Plan	Registration Statement on Form S-8 filed with the Securities and Exchange Commission on October 1, 2001, Registration Number 333-41904. (Exhibit 4.1)
10(h)*	International Rectifier Corporation 2000 Incentive Plan (Amended and Restated as of September 28, 2000)	Proxy Statement on Schedule 14A filed with the Securities and Exchange Commission on October 12, 2000. (Annex to Proxy Statement)
10(i)*	International Rectifier Corporation Restated 1984 Stock Participation Plan	Proxy Statement on Schedule 14A filed with the Securities and Exchange Commission on October 10, 2003. (Annex A)
10(j)*	Amended and Restated International Rectifier Corporation 2000 Stock Incentive Plan, effective as of November 24, 2004.	Form 8-K dated November 24, 2004, filed with the Securities and Exchange Commission. (Exhibit 99.1)
10(k)*	International Rectifier Corporation Deferred Compensation Plan	Form 10-Q—for the quarterly period ended September 30, 2004, filed with the Securities and Exchange Commission on November 12, 2004. (Exhibit 10.1)

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
Form 8-K, dated November 14, 2006, filed with the Securities Exchange Commission. (Exhibit 2.1)
10(o)	First Amendment to Master Purchase Agreement and Stock Purchase Agreement, dated January 23, 2007, by and between International Rectifier Corporation and Vishay International, Inc.	Form 10-Q—for the quarterly period ended December 31, 2006, dated February 9, 2007, filed with the Securities and Exchange Commission. (Exhibit 10.1)
10(p)
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
Form 8-K, dated April 9, 2007, filed with the Securities Exchange Commission. (Exhibit 2.1)
10(q)	Technology License Agreement, dated April 1, 2007, by and between International Rectifier Corporation and Vishay Intertechnology, Inc.	Form 8-K, dated April 9, 2007, filed with the Securities Exchange Commission. (Exhibit 99.1)
10(r)	Technology License Back Agreement, dated April 1, 2007, by and between Vishay Intertechnology, Inc. and International Rectifier Corporation	Form 8-K, dated April 9, 2007, filed with the Securities Exchange Commission. (Exhibit 99.2)
10(s)	Trademark License Agreement, dated April 1, 2007, by and between International Rectifier Corporation and Vishay Intertechnology, Inc.	Form 8-K, dated April 9, 2007, filed with the Securities Exchange Commission. (Exhibit 99.3)
10(t)	IR Trademark License Agreement, dated April 1, 2007, by and between International Rectifier Corporation and Vishay Intertechnology, Inc.	Form 8-K, dated April 9, 2007, filed with the Securities Exchange Commission. (Exhibit 99.4)
10(u)	Separation Agreement, dated October 2, 2007, by and between International Rectifier Corporation and Alex Lidow	Form 8-K, dated October 2, 2007, filed with the Securities Exchange Commission. (Exhibit 99.1)
10(v)*	Form of Key Employee Severance Agreement	Form 8-K, dated November 2, 2007, filed with the Securities Exchange Commission. (Exhibit 10.4)
10(w)*	Employment Agreement, dated February 6, 2008, by and between International Rectifier Corporation and Oleg Khaykin	Form 8-K, dated February 11, 2008, filed with the Securities Exchange Commission. (Exhibit 10.1)
10(x)*	Offer Letter, dated March 31, 2008, by and between International Rectifier Corporation and Michael Barrow	Form 8-K, dated April 3, 2008, filed with the Securities Exchange Commission. (Exhibit 10.1)
10(y)*	Agreement, dated April 17, 2008, by and between International Rectifier Corporation and Eric Lidow	Form 8-K, dated April 21, 2008, filed with the Securities Exchange Commission. (Exhibit 10.1)
10(z)	Form of Indemnification Agreement approved for directors and executive officers of International Rectifier Corporation	Current Report on Form 8-K, dated September 15, 2008, filed with the Securities and Exchange Commission. (Exhibit 10.1)
10(aa)*	Offer Letter executed September 21, 2008 between International Rectifier Corporation and Ilan Daskal	Current Report on Form 8-K, dated September 21, 2008, filed with the Securities and Exchange Commission. (Exhibit 10.1)
10(bb)*	Severance Agreement executed September 21, 2008 between International Rectifier Corporation and Ilan Daskal	Current Report on Form 8-K, dated September 21, 2008, filed with the Securities and Exchange Commission. (Exhibit 10.2)
10(cc)*	Form of Non-Employee Director Option Agreement	Form 10-Q—for the quarterly period ended September 30, 2008, filed with the Securities and Exchange Commission on November 6, 2008. (Exhibit 10.6)
10(dd)*	Amendment to Employment Agreement, dated December 29, 2008, entered into between International Rectifier Corporation and Oleg Khaykin	Form 10-Q—for the quarterly period ended December 31, 2008, filed with the Securities and Exchange Commission on February 6, 2009. (Exhibit 10.6)
10(ee)*	RSU Award Agreement, dated August 6, 2008, entered into between International Rectifier Corporation and Oleg Khaykin	Form 10-Q—for the quarterly period ended December 31, 2008, filed with the Securities and Exchange Commission on February 6, 2009. (Exhibit 10.7)
10(ff)*	Option Award Agreement, dated August 6, 2008, entered into between International Rectifier Corporation and Oleg Khaykin	Form 10-Q—for the quarterly period ended December 31, 2008, filed with the Securities and Exchange Commission on February 6, 2009. (Exhibit 10.8)
10(gg)*	Amendment to Offer Letter, dated December 26, 2008, entered into between International Rectifier Corporation and Ilan Daskal	Form 10-Q—for the quarterly period ended December 31, 2008, filed with the Securities and Exchange Commission on February 6, 2009. (Exhibit 10.9)
10(hh)*	Amendment to Severance Agreement, dated December 26, 2008, entered into between International Rectifier Corporation and Ilan Daskal	Form 10-Q—for the quarterly period ended December 31, 2008, filed with the Securities and Exchange Commission on February 6, 2009. (Exhibit 10.10)
10(ii)*	Amendment to Offer Letter, dated December 26, 2008, entered into between International Rectifier Corporation and Michael Barrow	Form 10-Q—for the quarterly period ended December 31, 2008, filed with the Securities and Exchange Commission on February 6, 2009. (Exhibit 10.13)

10(jj)*	Amendment to Severance Agreement, dated December 26, 2008, entered into between International Rectifier Corporation and Michael Barrow	Form 10-Q—for the quarterly period ended December 31, 2008, filed with the Securities and Exchange Commission on February 6, 2009. (Exhibit 10.14)
10(kk)*	Revised form of RSU Award Agreement under International Rectifier Corporation's 2000 Incentive Plan (Amended and Restated as of November 22, 2004)	Form 10-Q—for the quarterly period ended December 31, 2008, filed with the Securities and Exchange Commission on February 6, 2009. (Exhibit 10.15)
10(ll)*	2000 Incentive Plan Revised Non Employee Director Option Form	Form 10-Q—for the quarterly period ended March 29, 2009, filed with the Securities and Exchange Commission on May 8, 2009. (Exhibit 10.9)
10(mm)*	International Rectifier Corporation Deferred Compensation Plan, Amended and Restated as of January 1, 2009	Form 10-Q—for the quarterly period ended March 29, 2009, filed with the Securities and Exchange Commission on May 8, 2009. (Exhibit 10.10)
10(nn)*	Offer Letter Agreement, dated May 16, 2008, between International Rectifier Corporation and Timothy Bixler	Form 10-K, dated August 27, 2009, filed with the Securities Exchange Commission. (Exhibit 10.1)
10(oo)*	Severance Agreement, dated June 8, 2008, between International Rectifier Corporation and Timothy Bixler	Form 10-K, dated August 27, 2009, filed with the Securities Exchange Commission. (Exhibit 10.2)
10(pp)*	Amendment to Offer Letter, dated December 26, 2008, between International Rectifier Corporation and Timothy Bixler	Form 10-K, dated August 27, 2009, filed with the Securities Exchange Commission. (Exhibit 10.3)
10(qq)*	Amendment to Severance Agreement, dated December 26, 2008, between International Rectifier Corporation and Timothy Bixler	Form 10-K, dated August 27, 2009, filed with the Securities Exchange Commission. (Exhibit 10.4)
10(rr)*	Offer Letter Amendment, dated November 5, 2009, between the Company and Ilan Daskal	Form 10-Q, dated November 6, 2009, filed with the Securities Exchange Commission. (Exhibit 10.1)
10(ss)
Confidential Settlement Agreement and Release, Amendment No. 1 to Transition Buy Back Die Supply Agreement, Amendment No. 2 to Technology License Agreement, Amendment No. 7 to Master Purchase Agreement, and Amendment No. 3 to Asset Purchase Agreement, dated June 25, 2009, by and between Vishay Intertechnology, Inc. and International Rectifier Corporation
Form 8-K/A, filed July 29, 2009, with the Securities Exchange Commission. (Exhibit 10.1)
10(tt)*	Form of Performance Based Restricted Stock Unit Award Agreement for Messrs. Khaykin and Barrow	Form 8-K, filed November 13, 2009, with the Securities Exchange Commission. (Exhibit 10.1)
10(uu)*	Form of Performance Based Restricted Stock Unit Award Agreement for Messrs. Daskal and Bixler	Form 8-K, filed November 13, 2009, with the Securities Exchange Commission. (Exhibit 10.2)
10(vv)*	Form of Performance Based Restricted Stock Unit Award Agreement for Alternative Performance Condition	Form 10-Q, dated February 3, 2010, filed with the Securities Exchange Commission. (Exhibit 10.3)
10(ww)*	Form of Performance Based Restricted Stock Unit Award Agreement for Double Performance Condition	Form 10-Q, dated February 3, 2010, filed with the Securities Exchange Commission. (Exhibit 10.4)
10(xx)*	Description of Compensation Arrangements for Independent Members of Board of Directors	Form 8-K, filed May 4, 2010, with the Securities Exchange Commission. (Item 1.1)
10(yy)*	Description of Fiscal year 2011 Cash and Equity Incentive Programs for Executive Officers	Form 8-K, filed July 13, 2010, with the Securities Exchange Commission. (Item 5.2(e))
10(zz)*	Form of Consulting Agreement, effective August 18, 2010, between International Rectifier Corporation and Dr. Jack O. Vance	Form 8-K, filed August 24, 2010, with the Securities Exchange Commission. (Exhibit 10.1)
10(aaa)*	Form of Non-Employee Director Restricted Stock Unit Agreement	Form 8-K, filed August 24, 2010, with the Securities Exchange Commission. (Exhibit 10.2)
10(bbb)*	Description of Fiscal year 2011 Cash Incentive Program Modification for Company Secretary	Form 8-K, filed August 31, 2010, with the Securities Exchange Commission. (Item 5.2(e))
10(ccc)*	Form of Employee Performance-Based Restricted Stock Unit Award Agreement	Form 8-K, filed July 13, 2010, with the Securities Exchange Commission. (Exhibit 10.1)
10(ddd)*	Form of Employee Restricted Stock Unit Award Agreement	Form 10-Q dated November 5, 2010 filed with the Securities and Exchange Commission (Exhibit 10.1)
10(eee)*	Description of Executive Officer Cash Incentive Program Performance Goals for Second and Third Quarter of Fiscal year 2011	Form 8-K, filed February 11, 2011, with the Securities Exchange Commission (Item 5.2(e))
10(fff)*	Updated Form of Named Officer Retention Restricted Stock Unit Award Agreement	Form 8-K filed June 24, 2011, with the Securities Exchange Commission (Exhibit 10.1)
10(ggg)*	Updated Form of Performance Restricted Stock Unit Award Agreement	Form 8-K filed June 24, 2011, with the Securities Exchange Commission (Exhibit 10.2)
10(hhh)*	Description of Named Officer Equity Award Program	Form 8-K, filed June 24, 2011, with the Securities Exchange Commission (Item 5.2(e))
10(iii)*	Description of Executive Officer Cash Incentive Program for Fiscal Year 2012	Form 8-K, filed July 26, 2011, with the Securities Exchange Commission (Item 5.2(e))
10(jjj)*	Description of Updated Compensation Arrangements for Independent Members of Board of Directors	Form 8-K, filed August 19, 2011, with the Securities Exchange Commission (Item 1.1)
10(kkk)*	Description of Executive Officer Cash Incentive Program for Fiscal Year 2012	Current Report on Form 8-K, filed July 26, 2011 with the Securities and Exchange Commission. (Item 5.2(e))
10(lll)*	Description of Updated Compensation Arrangements for Independent Members of Board of Directors	Current Report on Form 8-K, filed August 19, 2011 with the Securities and Exchange Commission. (Item 1.1)

10(mmm)*	Form of Updated June 2011 Named Officer and Extended Management Team Retention Restricted Stock Unit Award Agreement	Form 10-K, dated August 22, 2011, filed with the Securities Exchange Commission. (Exhibit 10.1)
10(nnn)*	Form of Updated June 2011 Non-Extended Management Team Retention Restricted Stock Unit Award Agreement	Form 10-K, dated August 22, 2011, filed with the Securities Exchange Commission. (Exhibit 10.2)
10(ooo)*	Form of June 2011 Performance Restricted Stock Unit Award Agreement	Form 10-K, dated August 22, 2011, filed with the Securities Exchange Commission. (Exhibit 10.3)
10(ppp)*	Form of Updated August 2011 Non-Employee Director Restricted Stock Unit Award Agreement	Form 10-K, dated August 22, 2011, filed with the Securities Exchange Commission. (Exhibit 10.4)
10(qqq)*	Amendment to Relocation Benefits between International Rectifier Corporation and Ilan Daskal dated August 18, 2011	Form 10-K, dated August 22, 2011, filed with the Securities Exchange Commission. (Exhibit 10.5)
10(rrr)*	International Rectifier Corporation 2011 Performance Incentive Plan	Form 8-K, filed November 14, 2011, with the Securities Exchange Commission. (Exhibit 10.1)
10(sss)*	Form of Stock Option Agreement (2011 Performance Incentive Plan) Effective November 11, 2011	Form 10-Q, dated February 3, 2012, filed with the Securities Exchange Commission. (Exhibit 10.2)
10(ttt)*	Form of Restricted Stock Unit Agreement – Extended Management Team Version (2011 Performance Incentive Plan) Effective November 11, 2011	Form 10-Q, dated February 3, 2012, filed with the Securities Exchange Commission. (Exhibit 10.3)
10(uuu)*	Form of Restricted Stock Unit Agreement – Non-Extended Management Team Version (2011 Performance Incentive Plan) Effective November 11, 2011	Form 10-Q, dated February 3, 2012, filed with the Securities Exchange Commission. (Exhibit 10.4)
10(vvv)*	Form of Non-Employee Director Stock Option Agreement-2011 Performance Incentive Plan	Form 10-Q, dated May 3, 2012, filed with the Securities Exchange Commission May 4, 2012. (Exhibit 10.1)
10(www)*	Form of Non-Employee Director RSU Agreement-2011 Performance Incentive Plan	Form 10-Q, dated May 3, 2012, filed with the Securities Exchange Commission May 4, 2012. (Exhibit 10.2)
10(xxx)*	Description of Executive Officer Cash Incentive Program Performance Goals for Third and Fourth Quarter of Fiscal Year 2012	Current Report on Form 8-K, filed February 15, 2012 with the Securities and Exchange Commission. (Item 5.2(e))
10(yyy)*	Description of Executive Officer Cash Incentive Program for Fiscal Year 2013	Current Report on Form 8-K, filed June 27, 2012 with the Securities and Exchange Commission. (Item 5.2(e))
10(zzz)*	Form of Performance Restricted Stock Unit Agreement (2011 Performance Incentive Plan) Effective June 21, 2012	Current Report on Form 8-K, filed June 27, 2012 with the Securities and Exchange Commission. (Exhibit 10.1)
10(aaaa)*	Letter Agreement, dated July 22, 2011, between International Rectifier Corporation and Adam White	Form 10-Q, dated November 1, 2012, filed with the Securities Exchange Commission November 2, 2012. (Exhibit 10.2)
10(bbbb)*	Severance Agreement, dated September 11, 2008, between International Rectifier Corporation and Adam White	Form 10-Q, dated November 1, 2012, filed with the Securities Exchange Commission November 2, 2012. (Exhibit 10.3)
10(cccc)*	Amendment to Severance Agreement, dated December 26, 2008, between International Rectifier Corporation and Adam White	Form 10-Q, dated November 1, 2012, filed with the Securities Exchange Commission November 2, 2012. (Exhibit 10.4)
10(dddd)*
Credit Agreement, dated as of October 25, 2012, among International Rectifier Corporation, the Lenders named therein, and Wells Fargo Bank, National Association, as Administrative Agent, Swing Line Lender and L/C Issuer, and Wells Fargo Securities, LLC, as Lead Arranger and Sale Bookrunner

Current Report on Form 8-K, filed August 23, 2012 with the Securities Exchange Commission. (Exhibit 10.1)
10(eeee)*	Letter Agreement dated December 7, 2012, between International Rectifier Corporation and Gary Tanner	Current Report on Form 8-K, filed December 11, 2012 with the Securities and Exchange Commission. (Exhibit 10.1)
10(ffff)*	Change-in-Control Severance Agreement dated December 7, 2012 between International Rectifier Corporation and Gary Tanner	Current Report on Form 8-K, filed December 11, 2012 with the Securities and Exchange Commission. (Exhibit 10.2)
10(gggg)*
Amendment to Credit Agreement, dated as of March 25, 2013, among International Rectifier Corporation, the Lenders named therein, and Wells Fargo Bank, National Association, as Administrative Agent, Swing Line Lender and L/C Issuer, and Wells Fargo Securities, LLC, as Lead Arranger and Sale Bookrunner

Form 10-Q, dated April 29, 2013, filed with the Securities Exchange Commission April 30, 2013. (Exhibit 10.1)
10(hhhh)*	Description of Executive Officer Cash Incentive Program Performance Goals for Third and Fourth Quarter of Fiscal Year 2013	Current Report on Form 8-K, filed February 7, 2013 with the Securities and Exchange Commission. (Item 5.2(e))
10(iiii)*	Description of Executive Officer Compensation	Current Report on Form 8-K, filed June 28, 2013 with the Securities and Exchange Commission. (Item 5.2(e))
10(jjjj)*	Form of Restricted Stock Unit Agreement (2011 Performance Incentive Plan) Effective June 27, 2013	Current Report on Form 8-K, filed June 28, 2013 with the Securities and Exchange Commission. (Exhibit 10.1)
10(kkkk)*	Form of Supplemental Restricted Stock Unit Agreement (2011 Performance Incentive Plan) Effective June 27, 2013	Current Report on Form 8-K, filed June 28, 2013 with the Securities and Exchange Commission. (Exhibit 10.2)
14	Code of Ethics	Form 8-K, filed with the Securities and Exchange Commission on August 19, 2011. (Exhibit 14.1)

*	Denotes management contract or compensatory plan or arrangement.

Submitted Herewith:

See page 52 for an index of Financial Statements and Financial Statement Schedule being filed as part of this report.

10.1	Form of Restricted Stock Unit Agreement - Extended Management Team/Executive Officer Version (2011 Performance Incentive Plan) Effective June 27, 2013.*
10.2	Form of Restricted Stock Unit Agreement - Non-Extended Management Team Version (2011 Performance Incentive Plan) Effective June 27, 2013.*
10.3	Updated Form of Performance Restricted Stock Unit Agreement (2011 Performance Incentive Plan) Effective June 27, 2013.*
10.4	Updated Form of Supplemental Performance Restricted Stock Unit Agreement (2011 Performance Incentive Plan) Effective June 27, 2013.*
21	List of Subsidiaries
23.1	Consent of Independent Registered Public Accounting Firm
24	Power of Attorney
31.1	Certification Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, Adopted Pursuant to Section 302 of the Sarbanes‑Oxley Act of 2002
31.2	Certification Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, Adopted Pursuant to Section 302 of the Sarbanes‑Oxley Act of 2002
32.1	Certification Pursuant to 18 U.S.C. 1350, Adopted Pursuant to Section 906 of the Sarbanes‑Oxley Act of 2002
32.2	Certification Pursuant to 18 U.S.C. 1350, Adopted Pursuant to Section 906 of the Sarbanes‑Oxley Act of 2002
101.INS**	XBRL Instance
101.SCH**	XBRL Taxonomy Extension Schema
101.CAL**	XBRL Extension Calculation
101.LAB**	XBRL Extension Labels
101.PRE**	XBRL Taxonomy Extension Presentation
101.DEF**	XBRL Taxonomy Extension Definition

*	Denotes management contract or compensatory plan or arrangement

**	Furnished, not filed

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INTERNATIONAL RECTIFIER CORPORATION (Registrant)
		By:	/s/ ILAN DASKAL
Date:	August 19, 2013		Ilan Daskal
Chief Financial Officer (Duly Authorized Officer and Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ RICHARD J. DAHL*	Chairman of the Board	August 19, 2013
Richard J. Dahl
/s/ OLEG KHAYKIN*	Director and Chief Executive Officer (Principal Executive Officer)	August 19, 2013
Oleg Khaykin
/s/ ROBERT ATTIYEH*	Director	August 19, 2013
Robert Attiyeh
/s/ MARY B. CRANSTON*	Director	August 19, 2013
Mary B. Cranston
/s/ DWIGHT W. DECKER*	Director	August 19, 2013
Dr. Dwight W. Decker
/s/ DIDIER HIRSCH*	Director	August 19, 2013
Didier Hirsch
/s/ THOMAS A. LACEY*	Director	August 19, 2013
Thomas A. Lacey
/s/ JAMES D. PLUMMER*	Director	August 19, 2013
James D. Plummer
/s/ BARBARA L. RAMBO*	Director	August 19, 2013
Barbara L. Rambo
/s/ ROCHUS E. VOGT*	Director	August 19, 2013
Rochus E. Vogt
*By: /s/ ILAN DASKAL		August 19, 2013
Ilan Daskal Attorney-in-fact

SCHEDULE II

INTERNATIONAL RECTIFIER CORPORATION AND SUBSIDIARIES
VALUATION AND QUALIFYING ACCOUNTS

For the Fiscal Years Ended June 30, 2013, June 24, 2012, and June 26, 2011
(In thousands)

	Balance at beginning of year	Additions (reductions) charged to costs and expenses(1)	Deductions (2)	Balance at end of year
2013
Accounts receivable allowance	$2,066	$179	$(1,330)	$915
Deferred income tax valuation allowance	161,517	42,715	—	204,232
2012
Accounts receivable allowance	$2,424	$1,606	$(1,964)	$2,066
Deferred income tax valuation allowance	182,563	83	(21,129)	161,517
2011
Accounts receivable allowance	$3,725	$2,731	$(4,032)	$2,424
Deferred income tax valuation allowance	236,405	100	(53,942)	182,563

(1)
Additions charged to costs and expenses relating to accounts receivable are net of reductions to estimated reserves; additions of deferred income tax valuation allowance relate to increased deferred tax assets. The fiscal year 2013 gross increase of the valuation allowance was comprised of an increase in the valuation allowance associated with U.S. federal and states current year results totaling $42.7 million.

(2)
Deductions relating to accounts receivable allowance include uncollectible accounts written-off, net of recoveries; deductions of deferred income tax valuation allowance relate to decreased deferred tax assets and release of valuation allowance.