Form 10-Q
period 2013-09-29
INTERNATIONAL RECTIFIER CORP /DE/
filed 2013-10-31
CIK 316793

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 29, 2013
or
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒
There were 71,103,654 shares of the registrant's common stock, par value $1.00 per share, outstanding on October 23, 2013.

Note Regarding Forward-Looking Statements

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

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

INTERNATIONAL RECTIFIER CORPORATION AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Three Months Ended
	September 29, 2013	September 23, 2012
Revenues	$269,750	$252,492
Cost of sales	174,439	181,951
Gross profit	95,311	70,541

Selling, general and administrative expense	43,750	47,295
Research and development expense	32,173	33,449
Amortization of acquisition‑related intangible assets	1,630	1,680
Asset impairment, restructuring and other charges	1,402	8,966
Operating income (loss)	16,356	(20,849)
Other expense, net	762	1,008
Interest income, net	(1)	(32)
Income (loss) before income taxes	15,595	(21,825)
Provision for income taxes	6,872	6,950
Net income (loss)	$8,723	$(28,775)
Net income (loss) per common share-basic	$0.12	$(0.42)
Net income (loss) per common share-diluted	$0.12	$(0.42)
Average common shares outstanding—basic	70,830	69,283
Average common shares and potentially dilutive securities outstanding—diluted	71,664	69,283

The accompanying notes are an integral part of these financial statements.

INTERNATIONAL RECTIFIER CORPORATION AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In thousands)

	Three Months Ended
	September 29, 2013	September 23, 2012
Net income (loss)	$8,723	$(28,775)
Other comprehensive income, net of tax:
Foreign currency translation adjustments	15,179	11,232
Unrealized gains (losses) on securities:
Unrealized holding gains (losses) on available-for-sale securities, net of tax effect of $0 and $0, respectively	3,152	(3,204)
Other comprehensive income	18,331	8,028
Comprehensive income (loss)	$27,054	$(20,747)

The accompanying notes are an integral part of these financial statements.

INTERNATIONAL RECTIFIER CORPORATION AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

	September 29, 2013	June 30, 2013 (1)
ASSETS
Current assets:
Cash and cash equivalents	$468,120	$443,490
Restricted cash	629	611
Short-term investments	10,005	11,056
Trade accounts receivable, net of allowances	151,702	137,762
Inventories	243,754	232,315
Current deferred tax assets	5,002	4,948
Prepaid expenses and other current assets	35,040	33,002
Total current assets	914,252	863,184
Restricted cash	739	738
Property, plant and equipment, net	419,289	423,338
Goodwill	52,149	52,149
Acquisition‑related intangible assets, net	20,293	21,923
Long-term deferred tax assets	29,402	32,792
Other assets	61,341	59,088
Total assets	$1,497,465	$1,453,212
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$88,521	$89,312
Accrued income taxes	2,033	949
Accrued salaries, wages and commissions	40,980	39,719
Other accrued expenses	79,456	78,414
Total current liabilities	210,990	208,394
Long-term deferred tax liabilities	8,649	8,970
Other long-term liabilities	24,709	24,530
Total liabilities	244,348	241,894
Commitments and contingencies
Stockholders’ equity:
Common shares	77,287	76,590
Capital contributed in excess of par value	1,081,889	1,067,841
Treasury stock, at cost	(113,175)	(113,175)
Retained earnings	210,588	201,865
Accumulated other comprehensive loss	(3,472)	(21,803)
Total stockholders’ equity	1,253,117	1,211,318
Total liabilities and stockholders’ equity	$1,497,465	$1,453,212

(1)	Amounts derived from the audited financial statements at June 30, 2013.

The accompanying notes are an integral part of these financial statements.

INTERNATIONAL RECTIFIER CORPORATION AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Three Months Ended
	September 29, 2013	September 23, 2012
Cash flows from operating activities:
Net income (loss)	$8,723	$(28,775)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	22,073	22,687
Amortization of acquisition‑related intangible assets	1,630	1,680
Loss (gain) on disposal of fixed assets	15	(84)
Stock compensation expense	6,862	5,739
Gain on sale of investments	(36)	—
Provision for bad debts	—	2
Provision for inventory write‑downs	1,615	5,335
Loss on derivatives	362	2,210
Deferred income taxes	4,997	5,357
Excess tax benefit from stock-based awards	—	(1)
Changes in operating assets and liabilities, net	(21,194)	(5,119)
Other	(237)	(2,492)
Net cash provided by operating activities	24,810	6,539
Cash flows from investing activities:
Additions to property, plant and equipment	(11,918)	(21,986)
Proceeds from sale of property, plant and equipment	25	118
Sale of investments	36	—
Maturities of investments	1,000	3,000
Purchase of investments	—	(9,979)
Release from (addition to) restricted cash	8	(4)
Net cash used in investing activities	(10,849)	(28,851)
Cash flows from financing activities:
Proceeds from exercise of stock options	8,972	663
Excess tax benefit from stock-based awards	—	1
Purchase of treasury stock	—	(5,210)
Net settlement of restricted stock units for tax withholdings	(1,089)	(980)
Net cash provided by (used in) financing activities	7,883	(5,526)
Effect of exchange rate changes on cash and cash equivalents	2,786	2,230
Net increase (decrease) in cash and cash equivalents	24,630	(25,608)
Cash and cash equivalents, beginning of period	443,490	305,423
Cash and cash equivalents, end of period	$468,120	$279,815

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
In the opinion of management, all adjustments (consisting of normal recurring accruals and other adjustments) considered necessary for a fair presentation of the Company's results of operations, financial position, and cash flows have been included.  The results of operations for the interim periods presented are not necessarily comparable to the results of operations for any other interim period or indicative of the results that will be recorded for the full fiscal year ending June 29, 2014. These condensed consolidated financial statements and the accompanying notes should be read in conjunction with the Company's annual consolidated financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2013 filed with the SEC on August 20, 2013 (the "2013 Annual Report").
Fiscal Year and Quarter

The Company operates on a 52-53 week fiscal year with the fiscal year ending on the last Sunday in June. The three months ended September 2013 and 2012 consisted of 13 weeks ending on September 29, 2013 and September 23, 2012, respectively. The current fiscal year will consist of 52 weeks and end on June 29, 2014.

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

•
Level 3—Inputs include management's best estimate of what market participants would use in pricing the asset or liability at the measurement date. The inputs are unobservable in the market and significant to the valuation.

INTERNATIONAL RECTIFIER CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

1. Business, Basis of Presentation and Summary of Significant Accounting Policies (Continued)

The financial assets and liabilities which are measured and recorded at fair value on a recurring basis are included within the following items on the Company’s consolidated balance sheet as of September 29, 2013 and June 30, 2013 (in thousands):

	As of September 29, 2013
Assets and Liabilities:	Total	Level 1	Level 2	Level 3
Short-term investments	$10,005	$5,004	$5,001	$—
Other assets	32,981	30,418	—	2,563
Other accrued expenses	(18)	—	(18)	—
Other long-term liabilities	(8,824)	(8,824)	—	—
Total	$34,144	$26,598	$4,983	$2,563

	As of June 30, 2013
Assets and Liabilities:	Total	Level 1	Level 2	Level 3
Short-term investments	$11,056	$6,004	$5,052	$—
Prepaid expenses and other current assets	19	—	19	—
Other assets	29,725	26,837	—	2,888
Other long-term liabilities	(8,326)	(8,326)	—	—
Total	$32,474	$24,515	$5,071	$2,888

The Company considers as cash and cash equivalents all investments that are highly liquid with an initial maturity of three months or less from the date of purchase.
The fair value of investments, derivatives, and other assets and liabilities are disclosed in Note 2, Note 3, and Note 9, respectively.
During the three months ended September 29, 2013 and September 23, 2012, there were no transfers between Level 1, Level 2, and Level 3 assets and liabilities.  The Company determines at the end of the reporting period whether a given financial asset or liability is valued using Level 1, 2, or 3 inputs.

As of September 29, 2013, the Company's investments recorded at fair value using Level 2 inputs consisted of U.S. government agency obligations.  The above assets and liabilities recorded at fair value using Level 2 inputs were valued primarily using an independent valuation firm based on the market approach using various inputs such as trade data, broker/dealer quotes, observable market prices for similar securities and other available data.  The Company also records its foreign currency forward contracts at fair value using Level 2 inputs based on readily observable market parameters for all substantial terms of derivatives.

INTERNATIONAL RECTIFIER CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

1. Business, Basis of Presentation and Summary of Significant Accounting Policies (Continued)

Level 3 Valuations

The following tables provide a reconciliation of the beginning and ending balance of items measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three months ended September 29, 2013, and September 23, 2012 (in thousands):

Level 3
Assets
Derivatives
Beginning balance at June 30, 2013	$2,888
Total losses (realized or unrealized) included in other expense, net	(325)
Ending balance at September 29, 2013	$2,563

Level 3
Assets
Derivatives
Beginning balance at June 24, 2012	$2,834
Total gains (realized or unrealized) included in other expense, net	86
Ending balance at September 23, 2012	$2,920

When at least one significant valuation model assumption or input used to measure the fair value of financial assets or liabilities is unobservable in the market, they are deemed to be measured using Level 3 inputs. These Level 3 inputs may include pricing models, discounted cash flow methodologies or similar techniques where at least one significant model assumption or input is unobservable. The Company uses Level 3 inputs to value a non-transferable put option on a strategic investment (the “Put Option”).

The Company accounts for the Put Option as a derivative instrument not designated as an accounting hedge. The fair value was determined using the Black-Scholes option pricing model. The model uses inputs such as exercise price, fair market value of the underlying common stock, expected life (years), expected volatility, risk-free rate equivalent, and dividend yield. The expected life is the remaining life of the Put Option. Expected volatility is based on historical volatility of the underlying common stock. As of September 29, 2013, the Company determined that significant changes in the above assumptions would not materially affect the fair value of the Put Option. Additionally, the model materially relies on the assumption that the issuer of the Put Option will uphold its financial obligation up to its common equity value should the Company exercise the Company’s right to put the associated number of common shares back to the issuer at a fixed price in local currency.

Non-Recurring Fair Value Measurements

During the three months ended September 29, 2013 and September 23, 2012, the Company did not record any other-than-temporary impairments on financial assets required to be measured at fair value on a nonrecurring basis.

INTERNATIONAL RECTIFIER CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

1. Business, Basis of Presentation and Summary of Significant Accounting Policies (Continued)

Adoption of Recent Accounting Standards

In July 2012, the FASB issued ASC update No. 2012-02, “Intangibles-Goodwill and Other (Topic 350), Testing Indefinite-Lived Intangible Assets for Impairment” (“ASC 2012-02”). Under the amendments in this update, a company has the option first to assess qualitative factors to determine whether the existence of events and circumstances indicates that it is more likely than not that the indefinite-lived intangible asset is impaired as a basis for determining whether it is necessary to perform the quantitative impairment test in accordance with Topic 350. The more-likely-than-not threshold is defined as having a likelihood of more than 50 percent. If after assessing the qualitative factors, a company determines it does not meet the more-likely-than-not threshold, a company is not required to perform the quantitative impairment test by calculating the fair value of an indefinite-lived intangible asset and comparing the fair value with the carrying amount of the asset. The amendments in this update are effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012 (early adoption permitted). The adoption of this update did not have a material impact on the Company's financial statements.

In February 2013, the FASB issued ASC update No. 2013-02, “Comprehensive Income (Topic 220), Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income” (ASC 2013-02). This update requires companies to provide information about the amounts reclassified out of accumulated other comprehensive income by component. In addition, a company is required to present, either on the face of the statement where net income is presented or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income but only if the amount reclassified is required under GAAP to be reclassified to net income in its entirety in the same reporting period. The amendments in this update are effective for fiscal years and interim periods within those years beginning after December 15, 2012. The adoption of this update did not have a material impact on the Company's financial statements, and additional disclosure pursuant to this update is presented in Note 10.

Recent Accounting Standards

In July 2013, the FASB issued ASC update No. 2013-11, "Income Taxes (Topic 740), Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists" (ASU 2013-11). Under the amendments in this update, an unrecognized tax benefit, or a portion of an unrecognized tax benefit, should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward, except as follows. To the extent a net operating loss carryforward, a similar tax loss, or a tax credit carryforward is not available at the reporting date under the tax law of the applicable jurisdiction to settle any additional income taxes that would result from the disallowance of a tax position or the tax law of the applicable jurisdiction does not require the entity to use, and the entity does not intend to use, the deferred tax asset for such purpose, the unrecognized tax benefit should be presented in the financial statements as a liability and should not be combined with deferred tax assets. The assessment of whether a deferred tax asset is available is based on the unrecognized tax benefit and deferred tax asset that exist at the reporting date and should be made presuming disallowance of the tax position at the reporting date. The amendments in this update are effective for fiscal years and interim periods within those years beginning after December 15, 2013. The Company does not believe that adoption of this update will have a material impact on its financial statements.

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

Available-for-sale securities as of September 29, 2013 are summarized as follows (in thousands):

	Amortized Costs	Gross Unrealized Gain	Gross Unrealized Loss	Net Unrealized Gain	Market Value
Short-Term Investments:
U.S. government and agency obligations	$9,998	$7	$—	$7	$10,005
Total short-term investments	$9,998	$7	$—	$7	$10,005

Equity securities	$11,631	$8,928	$—	$8,928	$20,559

Available-for-sale securities as of June 30, 2013 are summarized as follows (in thousands):

	Amortized Costs	Gross Unrealized Gain	Gross Unrealized Loss	Net Unrealized Gain	Market Value
Short-Term Investments:
Corporate debt	$—	$40	$—	$40	$40
U.S. government and agency obligations	11,007	9	—	9	11,016
Total short-term investments	$11,007	$49	$—	$49	$11,056

Equity securities	$11,631	$5,739	$(5)	$5,734	$17,365

The Company manages its total portfolio to encompass a diversified pool of investment‑grade securities. The investment policy is to manage its total cash and investments balances to preserve principal and maintain liquidity while achieving moderate returns on the investment portfolio.

The Company also holds as strategic investments the common stock of three publicly traded foreign companies. The common stock of the three companies is shown as “Equity securities” in the table above and is included in other assets on the consolidated balance sheets. The common shares of the publicly traded companies are traded on either the Tokyo Stock Exchange or the Taiwan Stock Exchange. The Company holds an option on one of the strategic investments to put the associated number of common shares back to the issuer at a fixed price in local currency (which is described as the “Put Option” in Note 1). The Put Option became effective September 1, 2009 and is reported at fair value. As of September 29, 2013, the fair value of the Put Option was $2.6 million, with changes in fair value recorded in other expense, net (See Note 3, “Derivative Financial Instruments”). Dividend income from these investments was $0.1 million and $0.1 million for the three months ended September 29, 2013 and September 23, 2012, respectively.

The Company evaluates securities for other-than-temporary impairment on a quarterly basis. Impairment is evaluated considering numerous factors, and their relative significance varies depending on the situation. Factors considered include the length of time and extent to which the market value has been less than cost, the financial condition and near-term prospects of the issuer of the securities, and the intent and ability of the Company to retain the security in order to allow for an anticipated recovery in fair value. If, based upon the analysis, it is determined that the impairment is other-than-temporary, the security is written down to fair value and a loss is recognized through earnings.

There were no other-than-temporary impairments recorded for the Company's investments during the three months ended September 29, 2013 and September 23, 2012.

INTERNATIONAL RECTIFIER CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

2. Investments (Continued)

The unrealized loss position is measured and determined at each fiscal quarter end. There were no available-for-sale investments in a gross unrealized loss position as of September 29, 2013. The following table summarizes the fair value and gross unrealized losses related to available-for-sale investments, aggregated by type of investment and length of time that individual securities have been held in a loss position as of June 30, 2013 (in thousands):

	Securities held in a loss position for less than 12 months at June 30, 2013		Securities held in a loss position for 12 months or more at June 30, 2013		Total in a loss position at June 30, 2013
	Market Value	Gross Unrealized Losses	Market Value	Gross Unrealized Losses	Market Value	Gross Unrealized Losses
Equity Securities	$1,052	$(5)	$—	$—	$1,052	$(5)
Total	$1,052	$(5)	$—	$—	$1,052	$(5)

The amortized cost and estimated fair value of investments at September 29, 2013, by contractual maturity, are as follows (in thousands):

Contractual Maturity	Amortized Cost	Estimated Market Value
Due in 1 year or less	$9,998	$10,005
Total investments	$9,998	$10,005

The Company may decide to dispose of securities prior to the contractual maturity date indicated in the table above.

During the three months ended September 29, 2013, the Company sold a de minimis amount of available-for-sale securities, and the related total proceeds and gross realized gains and (losses) were also de minimis. During the three months ended September 23, 2012 there were no sales of available-for-sale securities. The cost of marketable securities sold was determined by the first-in, first-out method.

Fair Value of Investments

The following tables present the balances of investments measured at fair value on a recurring basis (in thousands):

	As of September 29, 2013
	Total	Level 1	Level 2	Level 3
U.S. government and agency obligations	$10,005	$5,004	$5,001	$—
Equity securities-strategic investments	20,559	20,559	—	—
Total securities at fair value	$30,564	$25,563	$5,001	$—

	As of June 30, 2013
	Total	Level 1	Level 2	Level 3
Corporate debt	$40	$—	$40	$—
U.S. government and agency obligations	11,016	6,004	5,012	—
Equity securities-strategic investments	17,365	17,365	—	—
Total securities at fair value	$28,421	$23,369	$5,052	$—

INTERNATIONAL RECTIFIER CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

3. Derivative Financial Instruments

The Company is exposed to financial market risks, including fluctuations in interest rates, foreign currency exchange rates and market value risk related to its investments. The Company uses derivative financial instruments primarily to mitigate foreign exchange rate risks, but also as part of its strategic investment program. In the normal course of business, the Company also faces risks that are either non-financial or non-quantifiable. Such risks principally include country risk, credit risk and legal risk, and are not discussed or quantified in the following analyses. As of September 29, 2013, the Company’s only derivatives were currency forward contracts which were not designated as accounting hedges, the Put Option (See Note 2, “Investments”), and a call option on the equity of a private domestic company. The private domestic company is a development stage entity, and as such, the Company is unable to determine the fair value of the call option at this time.

Interest Rates

The Company is subject to interest rate risk through its investments. The objectives of the Company’s investments in debt securities are to preserve principal and maintain liquidity while achieving moderate returns on the investment portfolio. To achieve these objectives, the returns on the Company’s investments in short-term debt generally will be compared LIBOR or to yields on money market instruments such as U.S. Commercial Paper programs and U.S. Treasury Bills.

The Company had no outstanding interest rate derivatives as of September 29, 2013.

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

For its balance sheet transaction risk hedging program, the Company had approximately $15.4 million in notional amounts of forward contracts not designated as accounting hedges outstanding at September 29, 2013.  Net realized and unrealized foreign currency gains (losses) related to foreign currency forward contracts not designated as accounting hedges, recognized in earnings as a component of other expense, net, were $1.0 million and $(2.4) million for the three months ended September 29, 2013 and September 23, 2012, respectively.

INTERNATIONAL RECTIFIER CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

3. Derivative Financial Instruments (Continued)

At September 29, 2013 and June 30, 2013, the fair value carrying amounts of the Company’s derivative instruments were as follows (in thousands):

	September 29, 2013
	Derivative Assets		Derivative Liabilities
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Put Option	Other assets	$2,563
Currency forward contracts			Other accrued expenses	$18
Total		$2,563		$18

	June 30, 2013
	Derivative Assets
	Balance Sheet Location	Fair Value
Put Option	Other assets	$2,888
Currency forward contracts	Prepaid expenses and other current assets	19
Total		$2,907

The gain (loss) recognized in other expense, net, for the Company’s derivatives not designated as hedging instruments during the three months ended September 29, 2013 and September 23, 2012 was comprised of the following (in thousands):

	Three Months Ended
	September 29, 2013	September 23, 2012
Put Option	$(325)	$86
Currency forward contracts	950	(2,429)
Total	$625	$(2,343)

INTERNATIONAL RECTIFIER CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

3. Derivative Financial Instruments (Continued)

Fair Value

The following tables present derivative instruments measured at fair value on a recurring basis as of September 29, 2013 and June 30, 2013 (in thousands):

	September 29, 2013
	Total	Level 1	Level 2	Level 3
Put Option	$2,563	$—	$—	$2,563
Foreign currency derivatives:
Liabilities	(18)	—	(18)	—
Total derivative instruments at fair value, net	$2,545	$—	$(18)	$2,563

	June 30, 2013
	Total	Level 1	Level 2	Level 3
Put Option	$2,888	$—	$—	$2,888
Foreign currency derivatives:
Assets	19	—	19	—
Total derivative instruments at fair value	$2,907	$—	$19	$2,888

4. Supplemental Cash Flow Disclosures

Components of the changes of operating assets and liabilities were comprised of the following (in thousands):

	Three Months Ended
	September 29, 2013	September 23, 2012
Trade accounts receivable	$(12,661)	$18,561
Inventories	(10,824)	7,951
Prepaid expenses and other current assets	(1,127)	(3,330)
Accounts payable	(74)	(20,190)
Accrued salaries, wages and commissions	1,125	(2,749)
Deferred compensation	160	(294)
Accrued income taxes	1,884	(1,268)
Other accrued expenses	323	(3,800)
Changes in operating assets and liabilities	$(21,194)	$(5,119)

5. Inventories

Inventories were comprised of the following (in thousands):

	September 29, 2013	June 30, 2013
Raw materials	$59,156	$58,471
Work-in-process	102,488	97,158
Finished goods	82,110	76,686
Total inventories	$243,754	$232,315

INTERNATIONAL RECTIFIER CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

6. Goodwill and Acquisition-Related Intangible Assets

At September 29, 2013 and June 30, 2013, acquisition‑related intangible assets included the following (in thousands):

		September 29, 2013
	Amortization Periods (Years)	Gross Carrying Amount	Accumulated Amortization	Net
Completed technology	4 - 12	$52,045	$(40,315)	$11,730
Customer lists	5 - 12	10,430	(7,526)	2,904
Intellectual property and other	2 - 15	16,763	(11,104)	5,659
Total acquisition‑related intangible assets		$79,238	$(58,945)	$20,293

		June 30, 2013
	Amortization Periods (Years)	Gross Carrying Amount	Accumulated Amortization	Net
Completed technology	4 - 12	$52,045	$(39,163)	$12,882
Customer lists	5 - 12	10,430	(7,313)	3,117
Intellectual property and other	2 - 15	16,763	(10,839)	5,924
Total acquisition‑related intangible assets		$79,238	$(57,315)	$21,923

As of September 29, 2013, the following table represents the total estimated amortization of intangible assets for the remainder of fiscal year 2014 and the five succeeding fiscal years (in thousands):

		Fiscal Year
	Total	2014	2015	2016	2017	2018	2019 and thereafter
Estimated amortization expense	$20,293	$4,790	$6,220	$4,681	$1,463	$897	$2,242

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

The carrying amount of goodwill by reportable segment was as follows (in thousands):

Business Segments:	September 29, 2013	June 30, 2013
Energy Saving Products	$33,190	$33,190
HiRel	18,959	18,959
Total goodwill	$52,149	$52,149

INTERNATIONAL RECTIFIER CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

7. Revolving Credit Facility and Bank Letters of Credit

Revolving Credit Facility

On October 25, 2012, the Company entered into a Credit Agreement (the “Credit Agreement”), as borrower, with Wells Fargo Bank, National Association, as Administrative Agent (“Agent”), and certain lenders (the “Lenders”), pursuant to which it established a new senior unsecured revolving credit facility (the “Facility”) in an aggregate principal amount of $100 million with sublimits for swingline loans (of $25 million) and the issuance of letters of credit (of $10 million). The Credit Facility matures on October 25, 2016. The proceeds of the Credit Facility may be used by the Company to finance certain capital expenditures and acquisitions permitted thereunder, to provide for the working capital and general corporate needs as well as to pay fees, commissions and expenses associated with the Credit Facility.

The terms of the Credit Agreement require the Company to comply with certain financial tests, and include various affirmative and negative covenants, and customary representations and warranties, conditions and events of default. Additionally, the Credit Facility is subject to a commitment fee on the unused portion at an initial rate equal to 0.25 percent per annum. As of September 29, 2013, the Company was in compliance with the financial tests and covenants, and there were no amounts outstanding under the Credit Facility.

Bank Letters of Credit

At September 29, 2013, the Company had $0.7 million of outstanding letters of credit. These letters of credit are secured by cash collateral provided by the Company equal to their face amount.

8. Other Accrued Expenses

Other accrued expenses were comprised of the following as of (in thousands):

	September 29, 2013	June 30, 2013
Sales returns	$33,952	$33,902
Accrued accounting and legal costs	9,806	8,108
Deferred revenue	10,237	9,678
Accrued warranty	2,042	1,992
Accrued utilities	2,700	2,516
Accrued repurchase obligation	3,518	4,759
Accrued sales and other taxes	4,096	3,053
Accrued subcontractor costs	1,119	1,307
Accrued rent	4,624	4,858
Other	7,362	8,241
Total other accrued expenses	$79,456	$78,414

Warranty

The Company records warranty liabilities at the time of sale for the estimated costs to be incurred under the terms of its warranty agreements. The specific warranty terms and conditions vary depending upon product sold and the country in which the Company does business. In general, for standard products, the Company will replace defective parts not meeting the Company’s published specifications at no cost to the customers. Factors that affect the liability include historical and anticipated failure rates of products sold, and cost per claim to satisfy the warranty obligation. If actual results differ from the estimates, the Company revises its estimated warranty liability to reflect such changes.

INTERNATIONAL RECTIFIER CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

8. Other Accrued Expenses (Continued)

The following table details the changes in the Company’s warranty reserve for the three months ended September 29, 2013, which is included in other accrued liabilities in the schedule above (in thousands):

Accrued warranty, June 30, 2013	$1,992
Accruals for warranties issued during the period	640
Changes in estimates related to pre-existing warranties	(6)
Warranty claim settlements	(584)
Accrued warranty, September 29, 2013	$2,042

9. Other Long-Term Liabilities

Other long-term liabilities were comprised of the following (in thousands):

	September 29, 2013	June 30, 2013
Income taxes payable	$11,694	$12,344
Deferred compensation	10,483	9,903
Other	2,532	2,283
Total other long-term liabilities	$24,709	$24,530

Fair Value of Long-term Liabilities

The following tables present the long-term liabilities and the related assets measured at fair value on a recurring basis as of September 29, 2013 and June 30, 2013 (in thousands):

	September 29, 2013
	Total	Level 1	Level 2	Level 3
Employee deferred compensation plan liability	$8,824	$8,824	$—	$—
Assets of employee deferred compensation plan (reported in other assets)	9,859	9,859	—	—

	June 30, 2013
	Total	Level 1	Level 2	Level 3
Employee deferred compensation plan liability	$8,326	$8,326	$—	$—
Assets of employee deferred compensation plan (reported in other assets)	9,472	9,472	—	—

INTERNATIONAL RECTIFIER CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

10. Changes in Accumulated Other Comprehensive Loss

The following table details the changes in the Company’s accumulated other comprehensive loss balance for the three months ended September 29, 2013 (net of tax effect of $0, in thousands):

	Foreign Currency Translation Adjustments	Unrealized gain (loss) on available-for-sale securities	Total
Balance at June 30, 2013	$(22,266)	$463	$(21,803)
Other comprehensive income before reclassifications	15,179	3,188	18,367
Amounts reclassified from accumulated other comprehensive loss	—	(36)	(36)
Net other comprehensive income	$15,179	$3,152	$18,331
Balance at September 29, 2013	$(7,087)	$3,615	$(3,472)

The amounts reclassified out of accumulated other comprehensive income shown in the table above were the result of sales of available-for-sale securities, and were included in the Condensed Consolidated Statements of Operations as a component of interest income, net.

11. Stock‑Based Compensation

The Company issues new shares to fulfill the obligations under all of its stock‑based compensation awards.  Such shares are subject to registration under applicable securities laws, including the rules and regulations promulgated by the SEC, unless an applicable exemption applies.

During the three months ended September 29, 2013, the Company granted an aggregate of 2,000 stock options to Company employees under its 2011 Performance Incentive Plan (the "2011 Plan").  Subject to the terms and conditions of the 2011 Plan and applicable award documentation, such awards generally vest and become exercisable in equal installments over each of the first three anniversaries of the date of grant, with a maximum award term of five years.

The following table summarizes the stock option activity for the three months ended September 29, 2013 (in thousands, except per share price data):

	Stock Option Shares	Weighted Average Option Exercise Price per Share	Weighted Average Grant Date Fair Value per Share	Aggregate Intrinsic Value
Outstanding, June 30, 2013	1,187	$17.08		$4,978
Granted	2	$24.71	$6.86
Exercised	(541)	$16.60		$4,011
Expired or forfeited	(4)	$16.98
Outstanding, September 29, 2013	644	$17.51		$5,008

For the three months ended September 29, 2013 and September 23, 2012, the Company received proceeds of $9.0 million and $0.7 million, respectively, as a result of the exercise of stock options issued under its stock based compensation plans. There were no tax benefits realized from issuance of stock-based awards for the three months ended September 29, 2013 and September 23, 2012, respectively.

INTERNATIONAL RECTIFIER CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

11. Stock-Based Compensation (Continued)

During the three months ended September 29, 2013, the Company granted 13,450 RSUs to employees, and 43,704 RSUs to members of the Board of Directors, in each case under the 2011 Plan. The RSUs provided for vesting over a period of service, subject to the terms and conditions of their respective plans and applicable award documentation. For the RSU awards made to employees, the vesting of awards generally takes place in equal installments over each of the first three anniversaries of the date of grant. The RSU awards made to members of the Board were made as part of the Board’s annual director compensation program, under which the vesting of RSU awards takes place generally on the first anniversary of the date of grant.

The following table summarizes the RSU activity for the three months ended September 29, 2013 (in thousands, except per share price data):

	Restricted Stock Units	Weighted Average Grant Date Fair Value Per Share	Aggregate Intrinsic Value
Outstanding, June 30, 2013	3,696	$21.31	$77,394
Granted	57	$24.71
Vested	(206)	$18.83	$4,685
Expired or forfeited	(73)	$22.32
Outstanding, September 29, 2013	3,474	$21.50	$86,567

The Company's stock-based compensation plan permits the reduction of a participant’s RSUs for purposes of settling a participant’s income tax withholding obligation. During the three months ended September 29, 2013, the Company withheld RSUs representing 49,485 underlying shares to fund participant income tax withholding obligations.

Additional information relating to the Company’s stock based compensation plans, including employee stock options and RSUs (including RSUs with market-based vesting criteria) at September 29, 2013 and June 30, 2013 is as follows (in thousands):

	September 29, 2013	June 30, 2013
Outstanding options exercisable	506	1,039
Options and RSUs available for grant	6,066	6,040
Total reserved common stock shares for stock option plans	10,184	10,923

Forfeitures are estimated at the time of grant. Based on the Company’s historical exercise and termination data, a four percent forfeiture rate is assumed for the majority of the options and RSUs.

For the three months ended September 29, 2013 and September 23, 2012, stock‑based compensation expense associated with the Company’s stock options and RSUs (including RSUs with market-based vesting criteria) was as follows (in thousands):

	Three Months Ended
	September 29, 2013	September 23, 2012
Cost of sales	$1,248	$1,159
Selling, general and administrative expense	3,527	3,160
Research and development expense	2,087	1,420
Total stock‑based compensation expense	$6,862	$5,739

INTERNATIONAL RECTIFIER CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

11. Stock-Based Compensation (Continued)

The total unrecognized compensation expense for outstanding stock options and RSUs was $46.1 million as of September 29, 2013. The weighted average number of years to recognize the total compensation expense for stock options and RSUs are 2.1 and 1.9, respectively.

The fair value of the stock options associated with the above compensation expense for the three months ended September 29, 2013 and September 23, 2012 was determined at the grant date using the Black‑Scholes option pricing model with the following weighted average assumptions:

	September 29, 2013	September 23, 2012
Expected life	3.5 years	3.5 years
Risk free interest rate	0.80%	0.40%
Volatility	36.49%	39.40%
Dividend yield	0.00%	0.00%

12. Asset Impairment, Restructuring and Other Charges (Recoveries)

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

During the first quarter of fiscal year 2013, the Company announced a restructuring plan to modify its manufacturing strategy and lower its operating expenses in order to align its cost structure with business conditions.  As part of the plan, the Company has incurred and expects to further incur costs recorded in asset impairment, restructuring and other charges related primarily to the following:

•	Fiscal Year 2013 El Segundo Fabrication Facility Closure Initiative

•	Fiscal Year 2013 Newport Fabrication Facility Resizing Initiative

•	Fiscal Year 2013 Other Cost Reduction Activities Initiative

INTERNATIONAL RECTIFIER CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

12. Asset Impairment, Restructuring and Other Charges (Recoveries) (Continued)

The following tables summarize the total asset impairment, restructuring and other charges by initiative for the three months ended September 29, 2013 and September 23, 2012 (in thousands):

	Three Months Ended
Fiscal Year 2013 Initiatives	September 29, 2013
	El Segundo Fabrication Facility Closure Initiative	Newport Fabrication Facility Resizing Initiative	Other Cost Reduction Activities Initiative	Total
Reported in asset impairment, restructuring and other charges:
Asset impairment	$—	$—	$—	$—
Severance and workforce reduction costs (recoveries)	(13)	141	—	128
Decommissioning costs	—	84	—	84
Relocation and re-qualification costs	4	1,186	—	1,190
Total asset impairment, restructuring and other charges (recoveries)	$(9)	$1,411	$—	$1,402

Three Months Ended
Fiscal Year 2013 Initiatives	September 23, 2012
	El Segundo Fabrication Facility Closure Initiative	Newport Fabrication Facility Resizing Initiative	Other Cost Reduction Activities Initiative	Total
Reported in asset impairment, restructuring and other charges:
Asset impairment	$—	$—	$—	$—
Severance and workforce reduction costs	5,687	—	3,279	8,966
Decommissioning costs	—	—	—	—
Relocation and re-qualification costs	—	—	—	—
Total asset impairment, restructuring and other charges	$5,687	$—	$3,279	$8,966

In addition to the amounts in the tables above, $0.4 million and $0.9 million of other charges related to the restructuring initiatives were recorded in cost of sales during the three months ended September 29, 2013 and September 23, 2012, respectively. These charges, which were for accelerated depreciation and inventory write-downs, are not classifiable as restructuring costs, and were therefore recorded in cost of sales.

The following table summarizes changes in the Company's restructuring related accruals related to its fiscal year 2013 initiatives for the three months ended September 29, 2013, which are included in accrued salaries, wages, and benefits on the balance sheet (in thousands):

Fiscal Year 2013 Initiatives	El Segundo Fabrication Facility Closure Initiative	Newport Fabrication Facility Resizing Initiative	Other Cost Reduction Activities Initiative	Total
Accrued severance and workforce reduction costs at June 30, 2013	$197	$—	$—	$197
Accrued (recovered) during the period and charged to asset impairment, restructuring and other charges	(13)	141	—	128
Costs paid during the period	—	—	—	—
Accrued severance and workforce reduction costs at September 29, 2013	$184	$141	$—	$325

INTERNATIONAL RECTIFIER CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

12. Asset Impairment, Restructuring and Other Charges (Recoveries) (Continued)

Fiscal Year 2013 El Segundo Fabrication Facility Closure Initiative

During fiscal year 2013, the Company adopted a restructuring plan and closed its El Segundo wafer fabrication facility in March 2013. During the three months ended September 29, 2013, the Company incurred de minimis asset impairment, restructuring and other charges (recoveries). The Company incurred asset impairment, restructuring and other charges of $5.7 million during the three months ended September 23, 2012. In connection with the plan, the Company estimates total pre-tax costs of $7.0 million. The estimated total costs consist of $5.9 million of severance and workforce reduction costs, $0.9 million of relocation and re-qualification costs, and $0.2 million of asset impairment costs.

In addition to the restructuring charges above, the Company recorded $0.9 million of other charges related to the restructuring initiative in cost of sales for the three months ended September 23, 2012. These other charges, which were for accelerated depreciation and inventory write-downs, are not classifiable as restructuring costs, and affected the Energy Saving Products reporting segment. The Company recorded no such charges during the three months ended September 29, 2013.

During the three months ended September 29, 2013, the Company made no cash payments for this initiative. During the three months ended September 23, 2012, cash payments for this initiative were $0.8 million. Cash payments are estimated to be approximately $0.5 million through June 2015.

In addition, the Company estimates it will make total cash expenditures of $2.5 million for the decommissioning and restoration of this fabrication facility. These costs were previously considered as part of the asset impairment of the El Segundo Fabrication Facility recorded in the fourth quarter of fiscal year 2012, and are not anticipated to result in additional restructuring charges.

Fiscal Year 2013 Newport Fabrication Facility Resizing Initiative

During fiscal year 2013, the Company adopted a restructuring plan to resize its wafer fabrication facility in Newport, Wales in several phases by the middle of calendar year 2015. The Company incurred $1.4 million of asset impairment, restructuring and other charges for the three months ended September 29, 2013. The Company incurred no asset impairment, restructuring and other charges for the three months ended September 23, 2012. In connection with the plan, the Company estimates total pre-tax costs of approximately $16.2 million. These consist of approximately $0.7 million of asset impairment costs, $3.0 million of severance and workforce reduction costs, $4.3 million of decommissioning costs, and $8.2 million of relocation and re-qualification costs.

In addition to the restructuring charges above, the Company recorded $0.4 million of other charges related to the restructuring initiative in cost of sales for the three months ended September 29, 2013. These other charges, which were for accelerated depreciation, are not classifiable as restructuring costs. The Company recorded no such charges during the three months ended September 23, 2012.

Cash payments for this initiative were $1.3 million for the three months ended September 29, 2013, and are estimated to be approximately $12.1 million for the remainder of the initiative. No cash payments were made for this initiative during the three months ended September 23, 2012.

Fiscal Year 2013 Other Cost Reduction Activities Initiative

During fiscal year 2013, the Company completed all actions for this initiative. These actions included reducing (i) capacity at manufacturing facilities in Mexico, California, and Arizona, and (ii) administrative and research and development costs around the world. As part of the plan, the Company incurred approximately $3.3 million of severance and workforce reduction costs during the three months ended September 23, 2012. The severance and workforce reduction costs recorded during the three months ended September 23, 2012 included $2.1 million related to other manufacturing facilities in Mexico, California, and Arizona, and $1.2 million for administrative and research and development functions around the world. During the three months ended September 23, 2012, cash payments for this initiative were $1.9 million.

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

Automotive Products (“AP”) - The AP segment provides high performance and energy saving solutions for a broad variety of automotive systems, ranging from typical 12V power net applications up to 1200V hybrid electric vehicle applications. The Company's automotive expertise includes supplying products for various automotive applications including AC and DC motor drives of all power classes, actuator drivers, automotive lighting (such as LED or high intensity discharge lamps), direct fuel injection for diesel and gasoline engines, hybrid electric vehicle power train and peripheral systems for micro, mid, full and plug-in hybrids for electric vehicles, as well as for body electronic systems like glow plugs, Positive Temperature Coefficient (“PTC”) heaters, electric power steering, fuel pumps, Heating Ventilation and Air Conditioning (“HVAC”) and rear wipers. The Company's automotive product designs are used in solutions, integrated circuits (“ASICs”) and standard parts (“ASSPs”) and generic high volume products for multiple original equipment manufacturer (“OEM”) platform usage. The AP segment's key products include HVICs, intelligent power switch ICs, power MOSFETs including DirectFET®, IGBTs, Diodes and advanced power modules.

Enterprise Power (“EP”) – The EP segment provides high performance analog and digital end-to-end power solutions for servers, storage, routers, switches, infrastructure equipment, notebooks, graphic cards, and gaming consoles. The large and growing server market has placed an emphasis and premium on power density, efficiency and performance. The Company sees this trend increasing in other EP segment target applications. The Company offers a broad portfolio of power management system products that deliver benchmark power density, efficiency and performance. The EP segment's key products include CHiL digital PWM controllers, PowIRstagesTM, SupIRBuckTM, DirectFET® discrete products, XPhase®, iPOWIR® voltage regulators, Low voltage ICs, and power monitoring products.

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

The Company does not directly allocate assets to its operating segments, nor does the CEO evaluate operating segments using discrete asset information. However, depreciation and amortization related to the manufacturing of goods is included in gross profit for the segments as part of manufacturing overhead. Due to the Company’s methodology for product level costing, it is impractical to determine the amount of depreciation and amortization included in each segment’s gross profit.

The Company’s “Customer Segments” as referred to herein include its PMD, ESP, AP, EP and HiRel reporting segments.

For the three months ended September 29, 2013 and September 23, 2012, revenues and gross margin by reportable segments were as follows (in thousands, except percentages):

	Three Months Ended
	September 29, 2013			September 23, 2012
Business Segment	Revenues	Percentage of Total	Gross Margin	Revenues	Percentage of Total	Gross Margin
Power Management Devices	$101,966	37.8%	30.9%	$90,826	36.0%	20.4%
Energy Saving Products	50,497	18.7	32.8	44,455	17.6	14.1
Automotive Products	36,463	13.5	32.4	28,838	11.4	10.4
Enterprise Power	32,249	12.0	37.4	37,809	15.0	38.0
HiRel	48,333	17.9	47.9	48,416	19.2	55.5
Customer Segments Total	269,508	99.9	35.3	250,344	99.1	27.6
Intellectual Property	242	0.1	100.0	2,148	0.9	69.3
Consolidated Total	$269,750	100.0%	35.3%	$252,492	100.0%	27.9%

14. Income Taxes

The Company recorded a tax expense of $6.9 million or 44.1 percent of pre-tax income of $15.6 million for the three months ended September 29, 2013. The main components of the tax provision were a reduction in the U.K. statutory tax rates, reducing the value of the Company's net deferred tax assets in the U.K. by $4.0 million, a $3.1 million expense related to foreign income taxes, $0.5 million in foreign withholding taxes, and $0.1 million in domestic tax expense. This expense was partially offset by a net reduction in various foreign uncertain tax positions and related interest and penalties, which arose from lapses in statutes of limitation, totaling approximately $0.8 million.

During the three months ended September 29, 2013, the statutory tax rate in the U.K. was reduced from 23 percent to 21 percent, to be effective April 1, 2014, and will be further reduced to 20 percent effective April 1, 2015.  As a result, the Company reported a $4.0 million discrete tax expense due to the rate reduction on the deferred tax assets in the U.K.

INTERNATIONAL RECTIFIER CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

14. Income Taxes (Continued)

The Company recorded a tax expense of $7.0 million or 31.8 percent of the pre-tax loss of $21.8 million for the three months ended September 23, 2012.  The main components of the tax provision were a reduction in the U.K. statutory tax rates, reducing the value of the Company's net deferred tax assets in the U.K. by $3.2 million, a $2.2 million expense related to foreign income taxes, foreign withholding taxes, and no tax benefit from the ordinary loss in the U.S. due to the Company's valuation allowance position.

The Company evaluates its net deferred income tax assets quarterly to determine if valuation allowances are required. Based on the consideration of all available evidence using a “more-likely-than-not” standard, the Company determined that the valuation allowance established against its federal and California deferred tax assets in the U.S. should remain in place through fiscal year 2014.  These valuation allowances relate to beginning of fiscal year 2014 balances of reserves that were established during fiscal year 2009.

The Company operates in multiple foreign jurisdictions with lower statutory tax rates, and its operations in Singapore generally have the most significant impact on the Company’s effective tax rate. During fiscal year 2011 the Company was granted certain incentives, which were then amended in fiscal year 2013, by the Singapore Economic Development Board. As a result, the Company operates under a tax holiday in Singapore, effective from December 27, 2010 through December 26, 2022.  The tax holiday is conditioned upon the Company meeting certain employment and investment thresholds which have been met to date. The Company did not realize a benefit from this tax holiday for this reporting period.

During the three months ended September 29, 2013, the reserve for uncertain tax positions increased by $1.2 million to $45.9 million as a result of increases to reserves associated with new domestic and foreign uncertain tax positions. For fiscal year 2014, the benefits associated with uncertain tax positions would result in a benefit to income taxes on the consolidated statement of operations of $11.7 million, and if recognized, would reduce the Company's future effective tax rate. The reserve is expected to decrease by $8.3 million during the next 12 months primarily due to a lapse in the statutes of limitation in certain foreign jurisdictions.

As of September 29, 2013, the Company had accrued $2.7 million of interest and penalties related to uncertain tax positions. For the three months ended September 29, 2013, penalties and interest included in the reserves decreased by $1.3 million primarily due to lapses in the applicable statutes of limitation.

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

Pursuant to Sections 382 and 383 of the U.S. Internal Revenue Code, the utilization of net operating losses (“NOLs”) and other tax attributes may be subject to substantial limitations if certain ownership changes occur during a three-year testing period (as defined). The Company does not believe an ownership change has occurred that would limit the Company's utilization of any NOL, credit carry forward or other related tax attributes.

INTERNATIONAL RECTIFIER CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

15. Net Income per Common Share

Basic earnings per share ("EPS") is computed based on the weighted average number of shares of common stock outstanding during the period. Diluted EPS is computed based on the weighted average number of shares of common stock plus the effect of dilutive potential common shares outstanding during the period using the treasury stock method. Dilutive potential common shares include outstanding stock options and RSUs.
The table below provides a computation of basic and diluted earnings per share for the three months ended September 29, 2013 and September 23, 2012 (in thousands, except per share amounts):

	Three Months Ended
	September 29, 2013	September 23, 2012
Net income (loss)	$8,723	$(28,775)
Earnings per common share – basic
Weighted average shares outstanding	70,830	69,283
Basic income (loss) per share	$0.12	$(0.42)
Earnings per common share – diluted
Basic weighted average shares outstanding	70,830	69,283
Effect of dilutive securities – stock options and RSU’s	834	—
Diluted weighted-average shares	71,664	69,283
Diluted income (loss) per share	$0.12	$(0.42)

For the three months ended September 29, 2013 and September 23, 2012, 0.2 million and 2.9 million of common stock equivalents were anti-dilutive and were not included in the computation of diluted earnings per share for these periods, respectively. In addition, for the three months ended September 29, 2013 and September 23, 2012, 1.2 million and 0.8 million, respectively, of contingently issuable RSUs for which all necessary conditions had not been met were not included in the computation of diluted earnings per share.

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

In December 2010, the owner by foreclosure of a property in El Segundo, California formerly owned and leased by the Company notified the Company of its claim that the Company is a potentially responsible party for the remediation of hazardous materials allegedly discovered by that owner at the property.  The Company had also been contacted by the DTSC in connection with that 2010 notice.  Separately, in July 2012, the Company received notice from a subsequent owner of that property seeking reimbursement of investigation costs and increased construction costs allegedly resulting from the presence of hazardous materials at the property.  The Company intends to vigorously defend against all of the claims asserted by the various parties in respect of the property.

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

In November 2007, the Company was named as one of approximately 100 defendants in Angeles Chemical Company, Inc. et al. v. Omega Chemical PRP Group, LLC et al., No. EDCV07-1471 (TJH) (JWJx) (C.D. Cal.) (the "Angeles Case"). Angeles Chemical Company, Inc. and related entities ("Plaintiffs") own or operate a facility (the "Angeles Facility") which is located approximately 1.5 miles down gradient of the Omega Chemical Superfund Site (the "Omega Site") in Whittier, California. Numerous parties, including the Company, allegedly disposed of wastes at the Omega Site. Plaintiffs claim that contaminants from the Omega Site migrated in groundwater from the Omega Site to the Angeles Facility, thereby causing damage to the Angeles Facility. In addition, they claim that the United States Environmental Protection Agency ("EPA") considers them to be responsible for the groundwater plume near the Angeles Facility, which Plaintiffs contend was caused by disposal activities at the Omega Site. Plaintiffs filed claims based on the Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA"), nuisance and trespass, and also seek declaratory relief. Plaintiffs seek to require the defendants to investigate and clean-up the contamination and to recover damages. The case has been stayed by the court pending the Environmental Protection Agency's completion of its remedial investigation. The Company previously entered into a settlement with other parties associated with the Omega Site pursuant to which the Company paid those entities money in exchange for an agreement to defend and indemnify the Company with regard to certain environmental claims (the "Omega Indemnification"). In that agreement, it was estimated that the Company's volumetric share of wastes sent to the Omega Site was in the range of 0.08 percent. The Company believes that much, if not all, of the risks associated with the Angeles Case should be covered by the Omega Indemnification. In addition, the Company has tendered the complaint to several of its insurance carriers, one of which has agreed to defend under a reservation of rights. Therefore, the Company does not expect its out-of-pocket defense costs to be significant. In addition, in light of the Omega Indemnification, the potential for insurance coverage and the fact that its volumetric share of Omega Site wastes was less than 0.1 percent, the Company does not believe that an adverse judgment against the Company would be material.

INTERNATIONAL RECTIFIER CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

16. Environmental Matters (Continued)

International Rectifier Corporation ("IR") and Rachelle Laboratories, Inc. ("Rachelle"), a subsidiary of the Company that discontinued operations in 1986, were each named a potentially responsible party ("PRP") in connection with the investigation by the EPA of the disposal of allegedly hazardous substances at a major superfund site in Monterey Park, California ("OII Site"). Certain PRPs who settled certain claims with the EPA under consent decrees filed suit in Federal Court in May 1992 against a number of other PRPs, including IR, for cost recovery and contribution under the provisions of the CERCLA. The Company has settled all outstanding claims that have arisen against IR relating to the OII Site. No claims against Rachelle have been settled. The Company has taken the position that none of the wastes generated by Rachelle were hazardous. Counsel for Rachelle received a letter dated August 2001 from the U.S. Department of Justice, directed to all or substantially all PRPs for the OII Site, offering to settle claims against such parties for all work performed through and including the final remedy for the OII Site. The offer required a payment from Rachelle in the amount of approximately $9.3 million in order to take advantage of the settlement. Rachelle did not accept the offer.

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

18. Stock Repurchase Program

The Company’s stock repurchase program authorizes it to repurchase up to $150.0 million of shares of the Company's outstanding common stock. Stock repurchases under this program may be made in the open market or through privately negotiated transactions. The timing and actual number of shares repurchased depend on market conditions and other factors. The stock repurchase program may be suspended at any time without prior notice. All of the shares repurchased by the Company through the program were purchased in open market transactions. The Company has used and plans to continue to use existing cash to fund the repurchases. During the three months ended September 29, 2013, the Company did not repurchase any shares under the stock repurchase program. To date the Company has purchased approximately 6.2 million shares for approximately $113.2 million under the program. As of September 29, 2013, the Company had not canceled the repurchased shares of common stock, and as such, they are reflected as treasury stock in the September 29, 2013 and June 30, 2013 consolidated condensed balance sheets.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") should be read in conjunction with our audited historical consolidated financial statements which are included in our Form 10-K, filed with the SEC on August 20, 2013 ("2013 Annual Report").  Except for historic information contained herein, the matters addressed in this MD&A constitute "forward‑looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended ("Securities Act"), and Section 21E of the Exchange Act, as amended. Forward‑looking statements may be identified by the use of terms such as "anticipate," "believe," "expect," "intend," "project," "will," and similar expressions. Such forward‑looking statements are subject to a variety of risks and uncertainties, including those discussed under the heading "Statement of Caution Under the Private Securities Litigation Reform Act of 1995," in Part II, Item 1A, "Risk Factors" and elsewhere in this Quarterly Report on Form 10-Q, that could cause actual results to differ materially from those anticipated by us.  We undertake no obligation to update these forward‑looking statements to reflect events or circumstances after the date of this Quarterly Report or to reflect actual outcomes.
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

Overview

Our revenues were $269.8 million and $252.5 million for the three months ended September 29, 2013 and September 23, 2012, respectively. This revenue increase of $17.3 million or 6.8 percent, was primarily due to increases in customer demand, partially offset by price erosion in certain of our business segments. We currently expect revenues for the second quarter of fiscal year 2014 to be between $260 million and $270 million.

Our gross margin percentage improved by 7.4 percentage points to 35.3 percent for the three months ended September 29, 2013 compared to the three months ended September 23, 2012. The increase in gross margin percentage was mainly a result of an improvement in factory utilization, partially offset by price erosion in certain of our business segments. We currently expect our gross margin percentage for the second quarter of fiscal year 2014 to be between 34.3 percent and 35.3 percent.

Our SG&A expenses decreased by $3.5 million for the three months ended September 29, 2013, compared to the three months ended September 23, 2012.  The decrease in SG&A expenses was primarily due to a decrease in legal services, claims and litigation accruals, and headcount related expenses, offset by increased bonus, equity compensation and commissions expense. We will continue to identify additional SG&A cost savings in order to seek to maintain our total of such expenses at approximately $45 million per quarter when our business is operating at higher revenue levels, even as certain costs (such as incentive bonuses and freight costs) scale upward with increasing revenue.

R&D expenses decreased $1.3 million for the three months ended September 29, 2013, compared to the three months ended September 23, 2012.  The decrease in R&D expenses was primarily due to lower headcount costs and lower material costs, partially offset by higher bonus and stock compensation expense. We expect R&D expenses to remain near the current level as we continue to make additional investments associated with engineering builds to qualify new products and other advanced technologies.

During the three months ended September 29, 2013, we continued to implement initiatives to consolidate our internal manufacturing footprint and otherwise reduce costs.  We also continued efforts to increase our manufacturing flexibility by qualifying additional technologies and higher value-added products and programs with our contract wafer fabrication and assembly and test suppliers.  In the near-term we have targeted external contractors for up to 30 percent of our wafer fabrication needs, and around 75 percent of our packaging needs. Going forward, we plan to further expand our use of external contractors for up to 50 percent of our wafer fabrication needs and around 80 percent of our packaging needs. We will continue to monitor the demand environment and we may seek to further adjust our operational footprint and take other actions to reflect changes in demand in future periods.

In August 2012, we adopted a restructuring plan to modify our manufacturing strategy and lower our operating expenses in order to align our cost structure with current business conditions. As part of the plan, we closed our El Segundo wafer fabrication facility in March 2013. As an additional part of the plan, the resizing of our Newport, Wales fabrication facility is expected to continue in several phases through the first half of calendar year 2015. Further, we completed the other cost reduction activities initiative in fiscal year 2013 to reduce our manufacturing footprint in our Mexico, California, and Arizona facilities, and to reduce administrative and research and development costs around the world.

In conjunction with our ongoing restructuring plan, we incurred approximately $1.2 million of equipment relocation and re-qualification costs, $0.1 million of severance and workforce reduction costs, and $0.1 million of decommissioning costs during the three months ended September 29, 2013. We anticipate that we will incur restructuring charges during fiscal year 2014 of approximately $6.1 million (See Part I, Item 1, Notes to Consolidated Financial Statements-Note 12, “Asset Impairment, Restructuring and Other Charges”).

Our cash flows from operating activities provided $24.8 million of cash during the three months ended September 29, 2013 compared to $6.5 million for prior year comparable period. Our cash, cash equivalents and investments as of September 29, 2013 totaled $478.1 million (excluding restricted cash of $1.4 million), compared to $454.5 million (excluding restricted cash of $1.3 million) as of June 30, 2013. The increase in our cash, cash equivalents and investments was primarily due to net income during the period, which included significant non-cash charges that contributed positively to cash flows from operating activities.

Segment Reporting

For the description of our reportable segments, see Note 13, “Segment Information”, to our Consolidated Financial Statements set forth in Part I, Item 1.

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

Results of Operations

Selected Operating Results

The following table sets forth certain items included in selected financial data as a percentage of revenues (in millions, except percentages):

	Three Months Ended
	September 29, 2013		September 23, 2012
Revenues	$269.8	100.0%	$252.5	100.0%
Cost of sales	174.4	64.7	182.0	72.1
Gross profit	95.3	35.3	70.5	27.9
Selling, general and administrative expense	43.8	16.2	47.3	18.7
Research and development expense	32.2	11.9	33.4	13.2
Amortization of acquisition‑related intangible assets	1.6	0.6	1.7	0.7
Asset impairment, restructuring and other charges	1.4	0.5	9.0	3.6
Operating income (loss)	16.4	6.1	(20.8)	(8.3)
Other expense, net	0.8	0.3	1.0	0.4
Interest income, net	0.0	—	0.0	—
Income (loss) before income taxes	15.6	5.8	(21.8)	(8.6)
Provision for income taxes	6.9	2.5	7.0	2.8
Net income (loss)	$8.7	3.2%	$(28.8)	(11.4)%

Amounts and percentages in the above table may not total due to rounding.

Revenues and Gross Margin - Three Months Ended

The following table summarizes revenues and gross margin by reportable segment for the three months ended September 29, 2013 compared to the three months ended September 23, 2012. The amounts in the following table are in thousands:

	Three Months Ended
	September 29, 2013			September 23, 2012			Change
	Revenues	Gross Margin	Gross Margin %	Revenues	Gross Margin	Gross Margin %	Revenues %	Gross Margin ppt
Power Management Devices (PMD)	$101,966	$31,464	30.9%	$90,826	$18,545	20.4%	12.3%	10.5
Energy Saving Products (ESP)	50,497	16,574	32.8	44,455	6,255	14.1	13.6	18.7
Automotive Products (AP)	36,463	11,822	32.4	28,838	3,000	10.4	26.4	22.0
Enterprise Power (EP)	32,249	12,074	37.4	37,809	14,362	38.0	(14.7)	(0.6)
Commercial Segments total	221,175	71,934	32.5	201,928	42,162	20.9	9.5	11.6
HiRel	48,333	23,135	47.9	48,416	26,891	55.5	(0.2)	(7.6)
Customer segments total	269,508	95,069	35.3	250,344	69,053	27.6	7.7	7.7
Intellectual Property (IP)	242	242	100.0	2,148	1,488	69.3	(88.7)	30.7
Consolidated total	$269,750	$95,311	35.3%	$252,492	$70,541	27.9%	6.8%	7.4

Revenues

Revenues from all our segments for the three months ended September 29, 2013, taken as a whole, increased by $17.3 million, or 6.8 percent compared to the prior year comparable period. Revenues from our Customer Segments (which excludes the IP segment), taken as a whole, increased by $19.2 million, or 7.7 percent, for the three months ended September 29, 2013 as compared to the prior year comparable period. Revenues for our Commercial Segments, taken as a whole, increased by $19.2 million, or 9.5 percent compared to the prior year comparable period.

For the three months ended September 29, 2013, within our Commercial Segments, AP revenue increased by 26.4 percent compared to the prior year comparable period primarily due to increased demand for new MOSFET and IPS products. Revenues for our ESP segment increased by 13.6 percent compared to the prior year comparable period due to increased demand for our consumer and appliance related products including IGBT's and IRAM modules, as well as a continued recovery from general market slowdowns mainly in Asia, partially offset by price erosion primarily in HVIC and IGBT products. Revenues for our PMD segment increased 12.3 percent compared to the prior year comparable period due to an increase in demand for our computing components, industrial and consumer products, and gaming console components, partially offset by general price erosion. Revenues for our EP segment decreased by 14.7 percent compared to the prior year comparable period due to a decrease in demand for prior generation server components and loss of market share in current generation server components, partially offset by increased demand for our communication related products.

For the three months ended September 29, 2013, our HiRel segment revenues decreased by 0.2 percent compared to the prior year comparable period, primarily driven by a non-recurring quality related issue associated with a certain product, partially offset by an increase in shipments for RAD-Hard discrete products.

For the three months ended September 29, 2013, our IP segment revenues decreased by $1.9 million or 88.7 percent, to $0.2 million compared to the prior year comparable period, primarily due to a one-time sale of patents in the prior year comparable period. We expect our IP segment revenues will be approximately $0.2 million per quarter in each of the next several quarters. However, we intend to continue to seek sale and/or licensing opportunities consistent with our business strategy.

Gross Margin

Our gross margin percentage increased by 7.4 percentage points to 35.3 percent for the three months ended September 29, 2013 compared to 27.9 percent for the prior year comparable period. This increase in our gross margin percentage was primarily the result of an increase of 11.6 percentage points in gross margin for our Commercial Segments taken as a whole, partially offset by a decrease of 7.6 percentage points in gross margin for our HiRel segment. The increase in gross margin for our Commercial Segments taken as a whole, was primarily driven by improved factory utilization, thereby lowering manufacturing costs. The decrease in gross margin for our HiRel Segment was primarily due to shipment of higher cost material in the current period and a non-recurring quality related issue associated with a certain product.

Our ESP segment's gross margin increased from 14.1 percent for the three months ended September 23, 2012, to 32.8 percent for the three months ended September 29, 2013, primarily due to improved factory utilization. Our ESP segment has also been favorably impacted by the cost savings associated with the fiscal year 2013 closure of our fabrication facility in El Segundo, California. Our AP segment's gross margin increased from 10.4 percent for the three months ended September 23, 2012, to 32.4 percent for the three months ended September 29, 2013, primarily due to improved factory utilization and improved MOSFET product mix. Our PMD segment's gross margin increased from 20.4 percent for the three months ended September 23, 2012, to 30.9 percent for the three months ended September 29, 2013, primarily due to improved factory utilization, partially offset by price erosion. Our EP segment's gross margin decreased from 38.0 percent for the three months ended September 23, 2012, to 37.4 percent for the three months ended September 29, 2013, primarily due to price erosion and a less favorable product mix as a result of a decrease in its server business, which tends to have higher gross margins relative to our EP segment's other business.

Our HiRel segment’s gross margin percentage declined by 7.6 percentage points for the three months ended September 29, 2013 compared to the prior year comparable period. The decrease in gross margin for our HiRel Segment was primarily due to shipment of higher cost material in the current period and a non-recurring quality related issue associated with a certain product.

Our IP segment’s gross margin percentage increased by 30.7 percentage points for the three months ended September 29, 2013 compared to the prior year comparable period due to costs associated with the one-time sale of patents in the prior year comparable period.

Selling, General and Administrative Expense

	Three Months Ended
(Dollar amounts in thousands)	September 29, 2013	% of Revenues	September 23, 2012	% of Revenues	Change
Selling, General and Administrative Expense	$43,750	16.2%	$47,295	18.7%	(2.5) ppt

Our SG&A expenses decreased by $3.5 million for the three months ended September 29, 2013, compared to the three months ended September 23, 2012.  The decrease in SG&A expenses was primarily due to a decrease in legal services, claims and litigation accruals, and headcount related expenses, partially offset by increased bonus, stock compensation, and commissions expense.

Research and Development Expense

	Three Months Ended
(Dollar amounts in thousands)	September 29, 2013	% of Revenues	September 23, 2012	% of Revenues	Change
Research and Development Expense	$32,173	11.9%	$33,449	13.2%	(1.3) ppt

R&D expenses decreased by $1.3 million for the three months ended September 29, 2013, compared to the three months ended September 23, 2012.  The decrease in R&D expenses was primarily due to lower headcount costs and lower material costs, partially offset by higher bonus and stock compensation expense.

Amortization of Acquisition-Related Intangible Assets

Amortization of acquisition-related intangible assets was $1.6 million (0.6 percent of revenues) and $1.7 million (0.7 percent of revenues) for the three months ended September 29, 2013 and September 23, 2012, respectively. The decrease of $0.1 million for the three months ended September 29, 2013 compared to the three months ended September 23, 2012 was the result of the full amortization of a certain intangible asset in the second half of the previous fiscal year.

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

The following tables summarize the total asset impairment, restructuring and other charges by initiative for the three months ended September 29, 2013 and September 23, 2012 (in thousands):

	Three Months Ended
	September 29, 2013
	El Segundo Fabrication Facility Closure Initiative	Newport Fabrication Facility Resizing Initiative	Other Cost Reduction Activities Initiative	Total
Reported in asset impairment, restructuring and other charges:
Asset impairment	$—	$—	$—	$—
Severance and workforce reduction costs (recoveries)	(13)	141	—	128
Decommissioning costs	—	84	—	84
Relocation and re-qualification costs	4	1,186	—	1,190
Total asset impairment, restructuring and other charges (recoveries)	$(9)	$1,411	$—	$1,402

	Three Months Ended
	September 23, 2012
	El Segundo Fabrication Facility Closure Initiative	Newport Fabrication Facility Resizing Initiative	Other Cost Reduction Activities Initiative	Total
Reported in asset impairment, restructuring and other charges:
Asset impairment	$—	$—	$—	$—
Severance and workforce reduction costs	5,687	—	3,279	8,966
Decommissioning costs	—	—	—	—
Relocation and re-qualification costs	—	—	—	—
Total asset impairment, restructuring and other charges	$5,687	$—	$3,279	$8,966

In addition to the amounts in the tables above, $0.4 million and $0.9 million of other charges related to the restructuring initiatives were recorded in cost of sales during the three months ended September 29, 2013 and September 23, 2012, respectively. These charges, which were for accelerated depreciation and inventory write-downs, are not classifiable as restructuring costs, and were therefore recorded in cost of sales.

The following table summarizes changes in our restructuring related accruals related to our fiscal year 2013 initiatives for the three months ended September 29, 2013, which are included in accrued salaries, wages, and benefits on the balance sheet (in thousands):

	El Segundo Fabrication Facility Closure Initiative	Newport Fabrication Facility Resizing Initiative	Other Cost Reduction Activities Initiative	Total
Accrued severance and workforce reduction costs at June 30, 2013	$197	$—	$—	$197
Accrued (recovered) during the period and charged to asset impairment, restructuring and other charges	(13)	141	—	128
Costs paid during the period	—	—	—	—
Accrued severance and workforce reduction costs at September 29, 2013	$184	$141	$—	$325

Fiscal Year 2013 El Segundo Fabrication Facility Closure Initiative

During fiscal year 2013, we adopted a restructuring plan and closed our El Segundo wafer fabrication facility in March 2013. During the three months ended September 29, 2013, we incurred de minimis asset impairment, restructuring and other charges (recoveries). We incurred asset impairment, restructuring and other charges of $5.7 million during the three months ended September 23, 2012. In connection with the plan, we estimate total pre-tax costs of $7.0 million. The estimated total costs consist of $5.9 million of severance and workforce reduction costs, $0.9 million of relocation and re-qualification costs, and $0.2 million of asset impairment costs.

In addition to the restructuring charges above, we recorded $0.9 million of other charges related to the restructuring initiative in cost of sales for the three months ended September 23, 2012. These other charges, which were for accelerated depreciation and inventory write-downs, are not classifiable as restructuring costs, and affected the Energy Saving Products reporting segment. We recorded no such charges during the three months ended September 29, 2013.

During the three months ended September 29, 2013, we made no cash payments for this initiative. During the three months ended September 23, 2012, cash payments for this initiative were $0.8 million. Cash payments are estimated to be approximately $0.5 million through June 2015. We estimate annual cost savings of approximately $10 million for fiscal year 2014 and thereafter compared to our fourth quarter 2012 run rate. These cost savings are the result of reduced manufacturuing overhead costs, which will impact cost of sales. We do not anticipate these overhead cost savings to be offset by additional costs incurred in other locations.

In addition, we estimate we will make total cash expenditures of $2.5 million for the decommissioning and restoration of this fabrication facility. These costs were previously considered as part of the asset impairment of the El Segundo Fabrication Facility recorded in the fourth quarter of fiscal year 2012, and are not anticipated to result in additional restructuring charges.

Fiscal Year 2013 Newport Fabrication Facility Resizing Initiative

During fiscal year 2013, we adopted a restructuring plan to resize our wafer fabrication facility in Newport, Wales in several phases by the middle of calendar year 2015. We incurred $1.4 million of asset impairment, restructuring and other charges for the three months ended September 29, 2013. We incurred no asset impairment, restructuring and other charges for the three months ended September 23, 2012. In connection with the plan, we estimate total pre-tax costs of approximately $16.2 million. These consist of approximately $0.7 million of asset impairment costs, $3.0 million of severance and workforce reduction costs, $4.3 million of decommissioning costs, and $8.2 million of relocation and re-qualification costs.

In addition to the restructuring charges above, we recorded $0.4 million of other charges related to the restructuring initiative in cost of sales for the three months ended September 29, 2013. These other charges, which were for accelerated depreciation, are not classifiable as restructuring costs. We recorded no such charges during the three months ended September 23, 2012.

Cash payments for this initiative were $1.3 million for the three months ended September 29, 2013, and are estimated to be approximately $12.1 million for the remainder of the initiative. No cash payments were made for this initiative during the three months ended September 23, 2012. After the completion of this initiative, we estimate annual cost savings of approximately $16 million. These cost savings are the result of reduced manufacturing overhead costs, which will impact cost of sales. We do not anticipate these cost savings to be offset by additional costs incurred in other locations.

Fiscal Year 2013 Other Cost Reduction Activities Initiative

During fiscal year 2013, we completed all actions for this initiative. These actions included reducing (i) capacity at manufacturing facilities in Mexico, California, and Arizona, and (ii) administrative and research and development costs around the world. As part of the plan, we incurred approximately $3.3 million of severance and workforce reduction costs during the three months ended September 23, 2012. The severance and workforce reduction costs recorded during the three months ended September 23, 2012 included $2.1 million related to other manufacturing facilities in Mexico, California, and Arizona, and $1.2 million for administrative and research and development functions around the world.

During the three months ended September 23, 2012, cash payments for this initiative were $1.9 million. We estimate annual cost savings of approximately $18 million for fiscal year 2014 and thereafter compared to our fourth quarter 2012 run rate. These cost savings will result in reduced SG&A and R&D expenses, as well as lower cost of sales. We do not anticipate these cost savings to be offset by additional costs incurred in other locations.

Other Expense, Net

Other expense, net includes, primarily, gains and losses related to foreign currency fluctuations. Other expense, net, was $0.8 million and $1.0 million for the three months ended September 29, 2013 and September 23, 2012, respectively. Other expense, net for the three months ended September 29, 2013 includes a foreign currency exchange loss of $0.5 million due to fluctuations in foreign currency exchange rates. The prior year comparable period included a foreign currency exchange loss of $1.0 million due to fluctuations in foreign currency exchange rates.

Interest Income, Net

Interest income includes, primarily, realized gains related to the disposal of investments, and interest income from investments. Interest income was $0.1 million and $0.2 million for the three months ended September 29, 2013 and September 23, 2012, respectively.

Interest expense was $0.1 million for the first three months of both fiscal years 2014 and 2013.

Income Taxes

We recorded a tax expense of $6.9 million or 44.1 percent of pre-tax income of $15.6 million for the three months ended September 29, 2013. The main components of the tax provision were a reduction in the U.K. statutory tax rates, reducing the value of our net deferred tax assets in the U.K. by $4.0 million, a $3.1 million expense related to foreign income taxes, $0.5 million in foreign withholding taxes, and $0.1 million in domestic tax expense. This expense was partially offset by a net reduction in foreign uncertain tax positions and related interest and penalties, which arose from lapses in statutes of limitation, totaling approximately $0.8 million.

During the three months ended September 29, 2013, the statutory tax rate in the U.K. was reduced from 23 percent to 21 percent, to be effective April 1, 2014, and will be further reduced to 20 percent effective April 1, 2015.  As a result, we reported a $4.0 million discrete tax expense due to the rate reduction on the deferred tax assets in the U.K.

We recorded a tax expense of $7.0 million or 31.8 percent of the pre-tax loss of $21.8 million for the three months ended September 23, 2012.  The main components of the tax provision were a reduction in the U.K. statutory tax rates, reducing the value of our net deferred tax assets in the U.K. by $3.2 million, a $2.2 million expense related to foreign income taxes, foreign withholding taxes, and no tax benefit from the ordinary loss in the U.S. due to the our valuation allowance position.

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

Total cash (excluding restricted cash), cash equivalents, and investments at September 29, 2013 and June 30, 2013 were as follows (in thousands):

	September 29, 2013	June 30, 2013
Cash and cash equivalents	$468,120	$443,490
Investments	10,005	11,056
Total cash, cash equivalents, and investments	$478,125	$454,546

At September 29, 2013, we had $478.1 million of cash (excluding $1.4 million of restricted cash), cash equivalents and short-term investments, consisting of available-for-sale fixed income and investment‑grade securities, an increase of $23.6 million from June 30, 2013. The increase in our cash, cash equivalents and investments was primarily due to net income during the period, which included significant non-cash charges that contributed positively to cash flows from operating activities.

At September 29, 2013, we had an increase of $24.6 million in cash and cash equivalents, and a decrease in investments of $1.1 million, compared to the respective balances as of June 30, 2013.  We reduced our investments and increased our cash and cash equivalents in the short-term in an effort to align our investment strategy to preserve principal and maintain liquidity while achieving moderate returns on the investment portfolio.

We believe that our existing cash and cash equivalents will be sufficient to meet operating requirements and satisfy our existing balance sheet liabilities and other cash obligations for at least the next twelve months. Our cash and cash equivalents are available to fund working capital needs, strategic growth initiatives, if any, repurchase of stock for our common stock repurchase program and capital expenditures. During the first three months of fiscal year 2014, we took actions to meet our longer term revenue growth goals, including ongoing capital investments in our existing manufacturing operations and in the construction of a new facility in Singapore. We plan to continue expanding our manufacturing capabilities for key technologies in anticipation of meeting our long term strategic goals.

Our stock repurchase program authorizes us to repurchase up to $150.0 million of shares of our outstanding common stock. Stock repurchases under this program may be made in the open market or through privately negotiated transactions. The timing and actual number of shares repurchased depend on market conditions and other factors. The stock repurchase program may be suspended at any time without prior notice. We have used and plan to continue to use existing cash to fund the repurchases. All of the shares repurchased through the program were purchased in open market transactions. During the three months ended September 29, 2013, we did not repurchase any shares under the stock repurchase program. To date we have purchased approximately 6.2 million shares for approximately $113.2 million under the program. As of September 29, 2013, we had not canceled the repurchased shares of common stock, and as such, they are reflected as treasury stock in the September 29, 2013 and June 30, 2013 consolidated condensed balance sheets.

Our outlook for fiscal year 2014 is that our cash flow from operating activities will be positive. We estimate that cash capital equipment expenditures for the fiscal year 2014 will be about $60 million as we invest in new manufacturing process technologies, and our new facility in Singapore.

Cash Flow

Our cash flows were as follows (in thousands):

	Three Months Ended
	September 29, 2013	September 23, 2012
Cash flows provided by operating activities	$24,810	$6,539
Cash flows used in investing activities	(10,849)	(28,851)
Cash flows provided by (used in) financing activities	7,883	(5,526)
Effect of exchange rates on cash and cash equivalents	2,786	2,230
Net increase (decrease) in cash and cash equivalents	$24,630	$(25,608)

Non-cash adjustments to cash flow provided by operating activities during the three months ended September 29, 2013 included $22.1 million of depreciation and amortization, $6.9 million of stock compensation expense, and $1.6 million from a net change in the inventory provision. Changes in operating assets and liabilities decreased cash provided by operating activities by $21.2 million, primarily attributed to an increase in accounts receivable and inventories, partially offset by an increase in accrued income taxes and accrued salaries, wages and commissions.

Cash used in investing activities of $10.8 million during the three months ended September 29, 2013 was primarily the result of capital expenditures of $11.9 million, partially offset by the sales and maturities of investments of $1.0 million. Cash provided by financing activities of $7.9 million during the fiscal year ended June 30, 2013 was primarily the result of proceeds from exercises of stock options, partially offset by cash used to fund net settlement of restricted stock units for tax withholdings.

Revolving Credit Facility

On October 25, 2012, we entered into a Credit Agreement (the “Credit Agreement”), as borrower, with Wells Fargo Bank, National Association, as Administrative Agent (“Agent”), and certain lenders (the “Lenders”), pursuant to which we established a senior unsecured revolving credit facility (the “Facility”) in an aggregate principal amount of $100 million with sublimits for swingline loans (of $25 million) and the issuance of letters of credit (of $10 million). The Credit Facility matures on October 25, 2016.

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

As of September 29, 2013, we were in compliance with the financial tests and covenants, and there were no amounts outstanding under the Credit Facility.

Working Capital

Our working capital is dependent on demand for our products and our ability to manage accounts receivable and inventories. Other factors which may result in changes to our working capital levels are our restructuring initiatives, investment impairments and share repurchases.

The changes in working capital for the three months ended September 29, 2013 were as follows (in thousands):

	September 29, 2013	June 30, 2013	Change
Current Assets
Cash and cash equivalents	$468,120	$443,490	$24,630
Restricted cash	629	611	18
Short-term investments	10,005	11,056	(1,051)
Trade accounts receivable, net	151,702	137,762	13,940
Inventories	243,754	232,315	11,439
Current deferred tax assets	5,002	4,948	54
Prepaid expenses and other receivables	35,040	33,002	2,038
Total current assets	914,252	863,184	51,068

Current Liabilities
Accounts payable	88,521	89,312	(791)
Accrued income taxes	2,033	949	1,084
Accrued salaries, wages and commissions	40,980	39,719	1,261
Other accrued expenses	79,456	78,414	1,042
Total current liabilities	210,990	208,394	2,596
Net working capital	$703,262	$654,790	$48,472

For the reason for changes in cash and investments, please see the above discussions under sources and uses of cash and cash flows.

The increase in net trade accounts receivable of $13.9 million from June 30, 2013 to September 29, 2013 reflects the increase in quarterly revenues of approximately 5.1 percent on a normalized 13 week quarter basis from the three months ended June 30, 2013 while our days-sales-outstanding increased by approximately 2 days.

Inventories increased $11.4 million during the three months ended September 29, 2013 compared to June 30, 2013, primarily due to planned inventory builds to support targeted customer service levels, and included a $5.4 million increase in finished goods, $5.3 million increase in work-in-process, and $0.7 million increase in raw materials. Due to this increase in inventory, inventory weeks increased to approximately 18 weeks as of September 29, 2013, from 17 weeks as of June 30, 2013.

Other

In connection with certain tax matters described in Note 14, “Income Taxes,” in the Notes to the Consolidated Financial Statements, we are pursuing refunds for income taxes we believe have been overpaid in certain jurisdictions. In these jurisdictions, we cannot determine that the realization of the tax refunds of $2.6 million is more likely than not, and as such, we have not recognized them as income tax benefits in our condensed consolidated financial statements.

Contractual Obligations

There has been no material change to our contractual obligations as disclosed in our 2013 Annual Report.

Off-Balance Sheet Arrangements

In the normal course of business, we enter into various operating leases for buildings and equipment. In addition, we provide standby letters of credit or other guarantees as required for certain transactions. From time to time, we provide cash collateral in support of outstanding letters of credit.

Apart from the operating lease obligations and purchase commitments discussed in our 2013 Annual Report, we do not have any off-balance sheet arrangements as of September 29, 2013.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rates

Our exposure to interest rate risk is primarily through our investment portfolio as we currently do not have outstanding long-term debt.  The objectives of our investments in debt securities are to preserve principal and maintain liquidity while achieving moderate returns on the investment portfolio.  To achieve these objectives, the returns on our investments in short-term fixed-rate debt securities will be generally compared to LIBOR or to yields on money market instruments such as industrial commercial paper and Treasury Bills.  Investments in longer term fixed-rate debt securities will be generally compared to yields on comparable maturity Government or high grade corporate instruments with an equivalent credit rating.  Based on our investment portfolio and interest rates at September 29, 2013, a 100 basis point increase or decrease in interest rates would result in a de minimis annualized change in the fair value of the investment portfolio.  Changes in interest rates may affect the fair value of the investment portfolio; however, unrealized gains or losses are not recognized in net income unless the investments are sold or losses are considered to be other-than-temporary.

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

For our balance sheet transaction hedging program, we had approximately $15.4 million in notional amounts of forward contracts not designated as accounting hedges as of September 29, 2013.  Net realized and unrealized foreign‑currency gains (losses) related to foreign currency forward contracts recognized in earnings, as a component of other expense, were $1.0 million and $(2.4) million for the three months ended September 29, 2013 and September 23, 2012, respectively.

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

At September 29, 2013, we had $478.1 million of total cash (excluding 1.4 million of restricted cash), cash equivalents and short-term investments, consisting of available-for-sale fixed income securities. We manage our total portfolio to encompass a diversified pool of investment‑grade securities. The average credit rating of our investment portfolio is AAA/Aaa. Our investment policy is to manage our total cash and investment balances to preserve principal and maintain liquidity while achieving moderate returns on the investment portfolio. To the extent that certain investments in our portfolio of investments continue to have strategic value, we generally do not attempt to reduce or eliminate our market exposure. For securities that we no longer consider strategic, we evaluate legal, market, and economic factors in our decision on the timing of disposal. We may or may not enter into transactions to reduce or eliminate the market risks of our investments.

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
Our management, under the supervision and with the participation of our CEO and CFO, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of September 29, 2013.  Based upon this evaluation, our CEO and CFO concluded that, as of September 29, 2013, our disclosure controls and procedures were effective.
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

During the fiscal quarter ended September 29, 2013 there were no changes in internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Our disclosures regarding the matters set forth in Note 16, "Environmental Matters," and Note 17, "Litigation," to our Notes to the Unaudited Condensed Consolidated Financial Statements set forth in Part I, Item 1, herein, are incorporated herein by reference.

ITEM 1A. RISK FACTORS

Statement of Caution Under the Private Securities Litigation Reform Act of 1995
This Quarterly Report on Form 10-Q includes some statements and other information that are not historical facts but are "forward-looking statements" as that term is defined in the Private Securities Litigation Reform Act of 1995. The materials presented can be identified by the use of forward‑looking terminology such as "anticipate," "believe," "estimate," "expect," "may," "should," "view," or "will" or the negative or other variations thereof. We caution that such statements are subject to a number of uncertainties, and actual results may differ materially. Factors that could affect our actual results include those set forth under "Item 1A. Risk Factors" in our 2013 Annual Report on Form 10-K, as supplemented by other uncertainties disclosed in our reports filed from time to time with the SEC (all of the foregoing of which is incorporated by reference).

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a) None

(b) None

(c) Purchase of Equity Securities

The following provides information on a fiscal monthly basis for the quarter ended September 29, 2013, with respect to the Company’s purchases of equity securities under the authorized stock repurchase program:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number (or Approximate Dollar Value) of Shares that May Yet be Purchased Under the Plans or Programs
July 1, 2013 to July 28, 2013	—	—	—	$36,824,598
July 29, 2013 to August 25, 2013	—	—	—	$36,824,598
August 26, 2013 to September 29, 2013	—	—	—	$36,824,598

(1)	The Company's stock repurchase program authorizes it to repurchase up to $150.0 million of common stock

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS

Index:

3.1
Certificate of Incorporation of the Company, as amended through July 19, 2004 (incorporated by reference to Exhibit 3.1 to the Company's Registration Statement on Form S-8 filed with the Securities and Exchange Commission on July 19, 2004, Registration No. 333-117489

3.2
Amendment to Certificate of Incorporation, dated November 13, 2009 (incorporated by reference to Exhibit 3.2 of Quarterly Report on Form 10-Q for the quarterly period ended December 27, 2009, filed with the Securities and Exchange Commission on February 3, 2010)

3.3	Bylaws as Amended and Restated (incorporated by reference to Exhibit 3.1 of Current Report Form 8-K filed with the Securities and Exchange Commission on August 19, 2013)
10.1
Form of Restricted Stock Unit Agreement - Extended Management Team/Executive Officer Version (2011 Performance Incentive Plan) Effective June 27, 2013. (Incorporated by reference to Exhibit 10.1 of Annual Report on Form 10-K for the fiscal year ended June 30, 2013, filed with the Securities and Exchange Commission on August 20, 2013) (2)

10.2
Form of Restricted Stock Unit Agreement - Non-Extended Management Team Version (2011 Performance Incentive Plan) Effective June 27, 2013. (Incorporated by reference to Exhibit 10.2 of Annual Report on Form 10-K for the fiscal year ended June 30, 2013, filed with the Securities and Exchange Commission on August 20, 2013) (2)

10.3
Updated Form of Performance Restricted Stock Unit Agreement (2011 Performance Incentive Plan) Effective June 27, 2013. (Incorporated by reference to Exhibit 10.3 of Annual Report on Form 10-K for the fiscal year ended June 30, 2013, filed with the Securities and Exchange Commission on August 20, 2013) (2)

10.4
Updated Form of Supplemental Performance Restricted Stock Unit Agreement (2011 Performance Incentive Plan) Effective June 27, 2013. (Incorporated by reference to Exhibit 10.4 of Annual Report on Form 10-K for the fiscal year ended June 30, 2013, filed with the Securities and Exchange Commission on August 20, 2013) (2)

31.1	Certification Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, Adopted Pursuant to Section 302 of the Sarbanes‑Oxley Act of 2002 (1)
31.2	Certification Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, Adopted Pursuant to Section 302 of the Sarbanes‑Oxley Act of 2002 (1)
32.1	Certification Pursuant to 18 U.S.C. 1350, Adopted Pursuant to Section 906 of the Sarbanes‑Oxley Act of 2002 (1)
32.2	Certification Pursuant to 18 U.S.C. 1350, Adopted Pursuant to Section 906 of the Sarbanes‑Oxley Act of 2002 (1)
101.INS	XBRL Instance
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Extension Calculation
101.LAB	XBRL Extension Labels
101.PRE	XBRL Taxonomy Extension Presentation
101.DEF	XBRL Taxonomy Extension Definition

(1)	Denotes document submitted herewith

(2)	Denotes management contract or compensatory plan or arrangement

(3)	Furnished, not filed

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INTERNATIONAL RECTIFIER CORPORATION
Date: October 30, 2013	/s/ ILAN DASKAL
Ilan Daskal Chief Financial Officer (Principal Financial and Accounting Officer)