Form 10-Q
period 2013-12-29
INTERNATIONAL RECTIFIER CORP /DE/
filed 2014-01-30
CIK 316793

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 29, 2013
or
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒
There were 71,255,116 shares of the registrant's common stock, par value $1.00 per share, outstanding on January 22, 2014.

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

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

INTERNATIONAL RECTIFIER CORPORATION AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Three Months Ended		Six Months Ended
	December 29, 2013	December 23, 2012	December 29, 2013	December 23, 2012
Revenues	$269,965	$223,822	$539,715	$476,314
Cost of sales	172,000	174,733	346,439	356,684
Gross profit	97,965	49,089	193,276	119,630

Selling, general and administrative expense	44,727	45,083	88,477	92,378
Research and development expense	32,786	32,125	64,959	65,574
Amortization of acquisition‑related intangible assets	1,630	1,680	3,260	3,360
Asset impairment, restructuring and other charges	1,015	4,941	2,417	13,907
Operating income (loss)	17,807	(34,740)	34,163	(55,589)
Other expense, net	1,510	411	2,272	1,419
Interest expense (income), net	7	(8)	6	(40)
Income (loss) before income taxes	16,290	(35,143)	31,885	(56,968)
Provision for (benefit from) income taxes	(1,631)	(2,421)	5,241	4,529
Net income (loss)	$17,921	$(32,722)	$26,644	$(61,497)

Net income (loss) per common share:
Basic	$0.25	$(0.47)	$0.38	$(0.89)
Diluted	$0.25	$(0.47)	$0.37	$(0.89)
Weighted average common shares outstanding:
Basic	71,147	69,144	70,988	69,213
Diluted	72,163	69,144	71,885	69,213

The accompanying notes are an integral part of these financial statements.

INTERNATIONAL RECTIFIER CORPORATION AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In thousands)

	Three Months Ended		Six Months Ended
	December 29, 2013	December 23, 2012	December 29, 2013	December 23, 2012
Net income (loss)	$17,921	$(32,722)	$26,644	$(61,497)
Other comprehensive income, net of tax:
Foreign currency translation adjustments, net of tax effect of $0 for all periods presented	5,187	(601)	20,365	10,631
Unrealized gains (losses) on securities:
Unrealized holding gains (losses) on available-for-sale securities, net of tax effect of $0 for all periods presented	5,937	1,367	9,089	(1,837)
Other comprehensive income	11,124	766	29,454	8,794
Comprehensive income (loss)	$29,045	$(31,956)	$56,098	$(52,703)

The accompanying notes are an integral part of these financial statements.

INTERNATIONAL RECTIFIER CORPORATION AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

	December 29, 2013	June 30, 2013 (1)
ASSETS
Current assets:
Cash and cash equivalents	$498,487	$443,490
Restricted cash	635	611
Short-term investments	5,001	11,056
Trade accounts receivable, net of allowances	156,730	137,762
Inventories	247,740	232,315
Current deferred tax assets	4,946	4,948
Prepaid expenses and other current assets	34,222	33,002
Total current assets	947,761	863,184
Restricted cash	739	738
Property, plant and equipment, net	412,277	423,338
Goodwill	52,149	52,149
Acquisition‑related intangible assets, net	18,663	21,923
Long-term deferred tax assets	29,108	32,792
Other assets	65,135	59,088
Total assets	$1,525,832	$1,453,212
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$86,403	$89,312
Accrued income taxes	4,361	949
Accrued salaries, wages and commissions	37,764	39,719
Other accrued expenses	80,063	78,414
Total current liabilities	208,591	208,394
Long-term deferred tax liabilities	9,723	8,970
Other long-term liabilities	16,876	24,530
Total liabilities	235,190	241,894
Commitments and contingencies
Stockholders’ equity:
Common shares	77,426	76,590
Capital contributed in excess of par value	1,090,231	1,067,841
Treasury stock, at cost	(113,175)	(113,175)
Retained earnings	228,509	201,865
Accumulated other comprehensive income (loss)	7,651	(21,803)
Total stockholders’ equity	1,290,642	1,211,318
Total liabilities and stockholders’ equity	$1,525,832	$1,453,212

(1)	Amounts derived from the audited financial statements at June 30, 2013.

The accompanying notes are an integral part of these financial statements.

INTERNATIONAL RECTIFIER CORPORATION AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Six Months Ended
	December 29, 2013	December 23, 2012
Cash flows from operating activities:
Net income (loss)	$26,644	$(61,497)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	43,543	45,775
Amortization of acquisition‑related intangible assets	3,260	3,360
Loss on disposal of fixed assets	70	4,099
Impairment of long-lived assets	—	2,376
Stock compensation expense	13,489	11,117
Gain on sale of investments	(36)	(8)
Provision for bad debts	—	2
Provision for inventory write‑downs	935	11,395
Loss on derivatives	987	2,117
Deferred income taxes	6,946	5,584
Changes in operating assets and liabilities, net	(38,072)	25,608
Other	457	(1,464)
Net cash provided by operating activities	58,223	48,464
Cash flows from investing activities:
Additions to property, plant and equipment	(22,632)	(48,040)
Proceeds from sale of property, plant and equipment	25	118
Sales of investments	36	52,131
Maturities of investments	6,000	21,500
Purchases of investments	—	(9,979)
Release from (addition to) restricted cash	12	(13)
Net cash provided by (used in) investing activities	(16,559)	15,717
Cash flows from financing activities:
Proceeds from exercise of stock options	10,897	987
Purchase of treasury stock	—	(5,210)
Net settlement of restricted stock units for tax withholdings	(1,160)	(1,025)
Net cash provided by (used in) financing activities	9,737	(5,248)
Effect of exchange rate changes on cash and cash equivalents	3,596	2,300
Net increase in cash and cash equivalents	54,997	61,233
Cash and cash equivalents, beginning of period	443,490	305,423
Cash and cash equivalents, end of period	$498,487	$366,656

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
Fiscal Year and Quarter

The Company operates on a 52-53 week fiscal year with the fiscal year ending on the last Sunday in June. The three months ended December 2013 and 2012 each consisted of 13 weeks ending on December 29, 2013 and December 23, 2012, respectively. The six months ended December 2013 and 2012 each consisted of 26 weeks ending on December 29, 2013 and December 23, 2012, respectively. The current fiscal year will consist of 52 weeks and end on June 29, 2014.

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

Fair Value Measurements

Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Assets and liabilities measured at fair value are categorized based on whether or not the inputs are observable in the market and the degree that the inputs are observable. The categorization of financial assets and liabilities within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement. The hierarchy is broken down into three levels, defined as follows:

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

The financial assets and liabilities which are measured and recorded at fair value on a recurring basis are included within the following items on the Company’s consolidated balance sheet as of December 29, 2013 and June 30, 2013 (in thousands):

	As of December 29, 2013
Assets and Liabilities:	Total	Level 1	Level 2	Level 3
Short-term investments	$5,001	$5,001	$—	$—
Other assets	38,656	36,726	—	1,930
Other accrued expenses	(10)	—	(10)	—
Other long-term liabilities	(9,370)	(9,370)	—	—
Total	$34,277	$32,357	$(10)	$1,930

	As of June 30, 2013
Assets and Liabilities:	Total	Level 1	Level 2	Level 3
Short-term investments	$11,056	$6,004	$5,052	$—
Prepaid expenses and other current assets	19	—	19	—
Other assets	29,725	26,837	—	2,888
Other long-term liabilities	(8,326)	(8,326)	—	—
Total	$32,474	$24,515	$5,071	$2,888

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

INTERNATIONAL RECTIFIER CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

1. Business, Basis of Presentation and Summary of Significant Accounting Policies (Continued)

The Company determines at the end of the reporting period whether a given financial asset or liability is valued using Level 1, 2, or 3 inputs. During each of the three and six months ended December 29, 2013 and December 23, 2012, there were no transfers between Level 1, Level 2, and Level 3 assets and liabilities.  The Company records its foreign currency forward contracts at fair value using Level 2 inputs based on readily observable market parameters for all substantial terms.

Level 3 Valuations

The following tables provide a reconciliation of the beginning and ending balance of items measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three months ended December 29, 2013 and December 23, 2012 (in thousands):

Level 3
Assets
Derivatives
Beginning balance at September 29, 2013	$2,563
Total losses (realized or unrealized) included in other expense, net	(633)
Ending balance at December 29, 2013	$1,930

Level 3
Assets
Derivatives
Beginning balance at September 23, 2012	$2,920
Total gains (realized or unrealized) included in other expense, net	116
Ending balance at December 23, 2012	$3,036

INTERNATIONAL RECTIFIER CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

1. Business, Basis of Presentation and Summary of Significant Accounting Policies (Continued)

The following tables provide a reconciliation of the beginning and ending balance of items measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the six months ended December 29, 2013 and December 23, 2012 (in thousands):

Level 3
Assets
Derivatives
Beginning balance at June 30, 2013	$2,888
Total losses (realized or unrealized) included in other expense, net	(958)
Ending balance at December 29, 2013	$1,930

Level 3
Assets
Derivatives
Beginning balance at June 24, 2012	$2,834
Total gains (realized or unrealized) included in other expense, net	202
Ending balance at December 23, 2012	$3,036

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

The Company accounts for the Put Option as a derivative instrument not designated as an accounting hedge. The fair value was determined using the Black-Scholes option pricing model. The model uses inputs such as exercise price, fair market value of the underlying common stock, expected life (years), expected volatility, risk-free rate equivalent, and dividend yield. The expected life is the remaining life of the Put Option. Expected volatility is based on historical volatility of the underlying common stock. As of December 29, 2013, the Company determined that significant changes in the above assumptions would not materially affect the fair value of the Put Option. Additionally, the model relies on the material assumption that the issuer of the Put Option will uphold its financial obligation up to its common equity value should the Company exercise the Company’s right to put the associated number of common shares back to the issuer at a fixed price in local currency.

Non-Recurring Fair Value Measurements

During the three and six months ended December 29, 2013, the Company did not record any other-than-temporary impairments on financial assets required to be measured at fair value on a nonrecurring basis. For the three months ended December 23, 2012, the Company measured at fair value, on a non-recurring basis, the carrying values of certain of its equipment in its research and development group, as well as its Newport, Wales, and Mexico manufacturing facilities due to the non-use of that equipment. The Company determined that the carrying values of those assets of $8.7 million exceeded their estimated fair values of $4.0 million. The fair values were determined using the market approach, which considered the estimated fair value of the equipment using significant unobservable inputs (Level 3) obtained from third party equipment brokerage firms. Consequently, during the three and six months ended December 23, 2012, the Company recorded an impairment charge of $4.7 million, which represented the excess of the carrying values of the assets over the fair values, less the estimated cost to sell.

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

Available-for-sale securities as of December 29, 2013 are summarized as follows (in thousands):

	Amortized Costs	Gross Unrealized Gain	Gross Unrealized Loss	Net Unrealized Gain	Market Value
Short-Term Investments:
U.S. government and agency obligations	$4,999	$2	$—	$2	$5,001
Total short-term investments	$4,999	$2	$—	$2	$5,001

Equity securities	$11,631	$14,870	$—	$14,870	$26,501

Available-for-sale securities as of June 30, 2013 are summarized as follows (in thousands):

	Amortized Costs	Gross Unrealized Gain	Gross Unrealized Loss	Net Unrealized Gain	Market Value
Short-Term Investments:
Corporate debt	$—	$40	$—	$40	$40
U.S. government and agency obligations	11,007	9	—	9	11,016
Total short-term investments	$11,007	$49	$—	$49	$11,056

Equity securities	$11,631	$5,739	$(5)	$5,734	$17,365

The Company's investment policy is to manage its total cash and investments balances to preserve principal and maintain liquidity while achieving market returns on the investment portfolio.

The Company also holds as strategic investments the common stock of three publicly traded foreign companies. The common stock of the three companies is shown as “Equity securities” in the table above and is included in other assets on the consolidated balance sheets. The common shares of the publicly traded companies are traded on either the Tokyo Stock Exchange or the Taiwan Stock Exchange. The Company holds an option on one of the strategic investments to put the associated number of common shares back to the issuer at a fixed price in local currency (which is described as the “Put Option” in Note 1). The Put Option became effective September 1, 2009 and is reported at fair value. As of December 29, 2013, the fair value of the Put Option was $1.9 million, with changes in fair value recorded in other expense, net (See Note 3, “Derivative Financial Instruments”). The Company received no dividend income from these investments for each of the three months ended December 29, 2013 and December 23, 2012, and $0.1 million in dividend income for each of the six months ended December 29, 2013 and December 23, 2012.

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

There were no other-than-temporary impairments recorded for the Company's investments during each of the three and six months ended December 29, 2013 and December 23, 2012.

INTERNATIONAL RECTIFIER CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

2. Investments (Continued)

Unrealized loss positions are measured and determined at each fiscal quarter end. There were no available-for-sale investments in a gross unrealized loss position as of December 29, 2013. The following table summarizes the fair value and gross unrealized losses related to available-for-sale investments, aggregated by type of investment and length of time that individual securities were held in a loss position as of June 30, 2013 (in thousands):

	Securities held in a loss position for less than 12 months at June 30, 2013		Securities held in a loss position for 12 months or more at June 30, 2013		Total in a loss position at June 30, 2013
	Market Value	Gross Unrealized Losses	Market Value	Gross Unrealized Losses	Market Value	Gross Unrealized Losses
Equity Securities	$1,052	$(5)	$—	$—	$1,052	$(5)
Total	$1,052	$(5)	$—	$—	$1,052	$(5)

The amortized cost and estimated fair value of investments at December 29, 2013, by contractual maturity of investment, are as follows (in thousands):

Contractual Maturity	Amortized Cost	Estimated Market Value
Due in 1 year or less	$4,999	$5,001
Total investments	$4,999	$5,001

The Company may decide to dispose of securities prior to the contractual maturity date indicated in the table above.

During the three and six months ended December 29, 2013, the Company sold a de minimis amount of available-for-sale securities, and the related total proceeds and gross realized gains and (losses) were also de minimis. Available-for-sale securities were sold for total proceeds of $52.1 million during the three and six months ended December 23, 2012, and gross realized gains and (losses) were de minimis. The cost of marketable securities sold was determined by the first-in, first-out method.

Fair Value of Investments

The following tables present the balances of investments measured at fair value on a recurring basis, by type of investment (in thousands):

	As of December 29, 2013
	Total	Level 1	Level 2	Level 3
U.S. government and agency obligations	$5,001	$5,001	$—	$—
Equity securities-strategic investments	26,501	26,501	—	—
Total securities at fair value	$31,502	$31,502	$—	$—

	As of June 30, 2013
	Total	Level 1	Level 2	Level 3
Corporate debt	$40	$—	$40	$—
U.S. government and agency obligations	11,016	6,004	5,012	—
Equity securities-strategic investments	17,365	17,365	—	—
Total securities at fair value	$28,421	$23,369	$5,052	$—

INTERNATIONAL RECTIFIER CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

3. Derivative Financial Instruments

The Company is exposed to financial market risks, including fluctuations in interest rates, foreign currency exchange rates and market value risk related to its investments. The Company uses derivative financial instruments primarily to mitigate foreign exchange rate risks, but also as part of its strategic investment program. In the normal course of business, the Company also faces risks that are either non-financial or non-quantifiable. Such risks principally include country risk, credit risk and legal risk, and are not discussed or quantified in the following analysis. As of December 29, 2013, the Company’s only derivatives were currency forward contracts which were not designated as accounting hedges, the Put Option (See Note 2, “Investments”), and a call option on the equity of a private domestic company. The private domestic company is a development stage entity, and as such, the Company is unable to determine the fair value of the call option at this time.

Interest Rates

The Company is subject to interest rate risk through its investments. The objectives of the Company’s investments in debt securities are to preserve principal and maintain liquidity while achieving market returns on the investment portfolio. To achieve these objectives, the returns on the Company’s investments in short-term debt generally will be compared to LIBOR or to yields on money market instruments such as U.S. commercial paper programs and U.S. Treasury Bills.

Foreign Currency Exchange Rates

A significant amount of the Company's revenues, expense, and capital purchasing transactions are conducted on a global basis in several foreign currencies. To protect against exposure to currency exchange rate fluctuations, the Company has established a balance sheet transaction risk hedging program. Through this hedging program, the Company seeks to reduce, but does not eliminate, the impact of currency exchange rate movements.

The Company generally hedges the risks of foreign currency-denominated working capital positions with offsetting foreign currency-denominated exchange transactions, using currency forward contracts or spot transactions.  Transaction gains and losses on these foreign currency-denominated working capital positions are generally offset by corresponding gains and losses on the related hedging instruments, usually resulting in reduced net exposure. At various times, the Company has currency exposure related to the British Pound Sterling, the Euro, and the Japanese Yen.  For example, in the United Kingdom, the Company has a sales office and a semiconductor wafer fabrication facility with revenues in U.S. Dollars and Euros, and expenses in British Pounds Sterling and U.S. Dollars. The Company does not hedge its revenues and expenses against changes in foreign currency exchange rates, as it does not perceive the net risk of changes to translated revenues and expenses from changes in exchange rates as significant enough at this time to justify hedging.

For its balance sheet transaction risk hedging program, the Company had approximately $24.1 million in notional amounts of forward contracts not designated as accounting hedges outstanding at December 29, 2013.  Net realized and unrealized foreign currency gains (losses) related to foreign currency forward contracts not designated as accounting hedges, recognized in earnings as a component of other expense, net, were $(0.1) million and $0.9 million for the three and six months ended December 29, 2013, respectively, and $0.3 million and $(2.1) million for the three and six months ended December 23, 2012, respectively.

INTERNATIONAL RECTIFIER CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

3. Derivative Financial Instruments (Continued)

At December 29, 2013 and June 30, 2013, the fair value carrying amounts of the Company’s derivative instruments were as follows (in thousands):

	December 29, 2013
	Derivative Assets		Derivative Liabilities
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Put Option	Other assets	$1,930
Currency forward contracts			Other accrued expenses	$10
Total		$1,930		$10

	June 30, 2013
	Derivative Assets
	Balance Sheet Location	Fair Value
Put Option	Other assets	$2,888
Currency forward contracts	Prepaid expenses and other current assets	19
Total		$2,907

The gain (loss) recognized in earnings as a component of other expense, net, for the Company’s derivatives not designated as hedging instruments during the three and six months ended December 29, 2013 and December 23, 2012 was comprised of the following (in thousands):

	Three Months Ended		Six Months Ended
	December 29, 2013	December 23, 2012	December 29, 2013	December 23, 2012
Put Option	$(633)	$116	$(958)	$202
Currency forward contracts	(85)	285	865	(2,144)
Total	$(718)	$401	$(93)	$(1,942)

INTERNATIONAL RECTIFIER CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

3. Derivative Financial Instruments (Continued)

Fair Value

The following tables present derivative instruments measured at fair value on a recurring basis as of December 29, 2013 and June 30, 2013 (in thousands):

	December 29, 2013
	Total	Level 1	Level 2	Level 3
Put Option	$1,930	$—	$—	$1,930
Foreign currency derivatives:
Liabilities	(10)	—	(10)	—
Total derivative instruments at fair value, net	$1,920	$—	$(10)	$1,930

	June 30, 2013
	Total	Level 1	Level 2	Level 3
Put Option	$2,888	$—	$—	$2,888
Foreign currency derivatives:
Assets	19	—	19	—
Total derivative instruments at fair value	$2,907	$—	$19	$2,888

4. Supplemental Cash Flow Disclosures

Components of the changes in operating assets and liabilities during the six months ended December 29, 2013 and December 23, 2012 were comprised of the following (in thousands):

	Six Months Ended
	December 29, 2013	December 23, 2012
Trade accounts receivable	$(18,392)	$34,979
Inventories	(13,514)	24,265
Prepaid expenses and other current assets	1,818	(255)
Accounts payable	(3,706)	(10,727)
Accrued salaries, wages and commissions	(2,288)	(175)
Deferred compensation	402	(465)
Accrued income taxes	4,266	(4,441)
Other accrued expenses	(6,658)	(17,573)
Changes in operating assets and liabilities	$(38,072)	$25,608

5. Inventories

At December 29, 2013 and June 30, 2013, inventories were comprised of the following (in thousands):

	December 29, 2013	June 30, 2013
Raw materials	$56,370	$58,471
Work-in-process	113,912	97,158
Finished goods	77,458	76,686
Total inventories	$247,740	$232,315

INTERNATIONAL RECTIFIER CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

6. Goodwill and Acquisition-Related Intangible Assets

At December 29, 2013 and June 30, 2013, acquisition‑related intangible assets included the following (in thousands):

		December 29, 2013
	Amortization Periods (Years)	Gross Carrying Amount	Accumulated Amortization	Net
Completed technology	4 - 12	$52,045	$(41,467)	$10,578
Customer lists	5 - 12	10,430	(7,738)	2,692
Intellectual property and other	2 - 15	16,763	(11,370)	5,393
Total acquisition‑related intangible assets		$79,238	$(60,575)	$18,663

		June 30, 2013
	Amortization Periods (Years)	Gross Carrying Amount	Accumulated Amortization	Net
Completed technology	4 - 12	$52,045	$(39,163)	$12,882
Customer lists	5 - 12	10,430	(7,313)	3,117
Intellectual property and other	2 - 15	16,763	(10,839)	5,924
Total acquisition‑related intangible assets		$79,238	$(57,315)	$21,923

As of December 29, 2013, the following table represents the total estimated amortization of intangible assets for the remainder of fiscal year 2014 and the five succeeding fiscal years (in thousands):

		Fiscal Year
	Total	2014	2015	2016	2017	2018	2019 and thereafter
Estimated amortization expense	$18,663	$3,160	$6,220	$4,681	$1,463	$897	$2,242

Goodwill
The Company evaluates the carrying value of goodwill annually during the fourth quarter of each fiscal year and more frequently if it believes indicators of impairment exist.  In evaluating goodwill, a two-step goodwill impairment test is applied to each reporting unit.  The Company identifies reporting units and determines the carrying value of each reporting unit by assigning the assets and liabilities, including the existing goodwill, to those reporting units.  In the first step of the impairment test, the Company estimates the fair value of the reporting unit.  If the fair value of the reporting unit is less than the carrying value of the reporting unit, the Company performs the second step which compares the implied fair value of the reporting unit with the carrying amount of the reporting unit and writes down the carrying amount of the goodwill to the implied fair value.

At December 29, 2013 and June 30, 2013, the carrying amount of goodwill by reportable segment was as follows (in thousands):

Business Segments:	December 29, 2013	June 30, 2013
Energy Saving Products	$33,190	$33,190
HiRel	18,959	18,959
Total goodwill	$52,149	$52,149

INTERNATIONAL RECTIFIER CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

7. Revolving Credit Facility and Bank Letters of Credit

Revolving Credit Facility

On October 25, 2012, the Company entered into a Credit Agreement (the “Credit Agreement”), as borrower, with Wells Fargo Bank, National Association, as Administrative Agent (“Agent”), and certain lenders (the “Lenders”), pursuant to which it established a senior unsecured revolving credit facility (the “Credit Facility”) in an aggregate principal amount of $100 million with sublimits for swingline loans (of $25 million) and the issuance of letters of credit (of $10 million). The Credit Facility matures on October 25, 2016. The proceeds of the Credit Facility may be used by the Company to finance certain capital expenditures and acquisitions permitted thereunder, to provide for the working capital and general corporate needs as well as to pay fees, commissions and expenses associated with the Credit Facility.

The terms of the Credit Agreement require the Company to comply with certain financial tests, and include various affirmative and negative covenants, representations and warranties, conditions and events of default. Additionally, the Credit Facility is subject to a commitment fee on the unused portion at an initial rate equal to 0.25 percent per annum. As of December 29, 2013, the Company was in compliance with the financial covenants, and there were no amounts outstanding under the Credit Facility.

Bank Letters of Credit

At December 29, 2013, the Company had $0.7 million of outstanding letters of credit. These letters of credit are secured by cash collateral provided by the Company equal to their face amount.

8. Other Accrued Expenses

At December 29, 2013 and June 30, 2013, other accrued expenses were comprised of the following (in thousands):

	December 29, 2013	June 30, 2013
Sales returns	$35,418	$33,902
Accrued accounting and legal costs	10,421	8,108
Deferred revenue	11,826	9,678
Accrued warranty	1,787	1,992
Accrued utilities	2,320	2,516
Accrued repurchase obligation	2,553	4,759
Accrued sales and other taxes	4,927	3,053
Accrued subcontractor costs	1,384	1,307
Accrued rent	4,331	4,858
Other	5,096	8,241
Total other accrued expenses	$80,063	$78,414

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

INTERNATIONAL RECTIFIER CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

8. Other Accrued Expenses (Continued)

The following table details the changes in the Company’s warranty reserve for the six months ended December 29, 2013, which is included in other accrued liabilities in the schedule above (in thousands):

Accrued warranty, June 30, 2013	$1,992
Accruals for warranties issued during the period	1,193
Changes in estimates related to pre-existing warranties	13
Warranty claim settlements	(1,411)
Accrued warranty, December 29, 2013	$1,787

9. Other Long-Term Liabilities

At December 29, 2013 and June 30, 2013, other long-term liabilities were comprised of the following (in thousands):

	December 29, 2013	June 30, 2013
Income taxes payable	$3,346	$12,344
Deferred compensation	11,012	9,903
Other	2,518	2,283
Total other long-term liabilities	$16,876	$24,530

Fair Value of Long-term Liabilities

The following tables present the long-term liabilities and the related assets measured at fair value on a recurring basis as of December 29, 2013 and June 30, 2013 (in thousands):

	December 29, 2013
	Total	Level 1	Level 2	Level 3
Employee deferred compensation plan liability	$9,370	$9,370	$—	$—
Assets of employee deferred compensation plan (reported in other assets)	10,225	10,225	—	—

	June 30, 2013
	Total	Level 1	Level 2	Level 3
Employee deferred compensation plan liability	$8,326	$8,326	$—	$—
Assets of employee deferred compensation plan (reported in other assets)	9,472	9,472	—	—

INTERNATIONAL RECTIFIER CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

10. Changes in Accumulated Other Comprehensive Income (Loss)

The following table details the changes in the Company’s accumulated other comprehensive income (loss) balance for the six months ended December 29, 2013 (net of tax effect of $0, in thousands):

	Foreign Currency Translation Adjustments	Unrealized gain (loss) on available-for-sale securities	Total
Balance at June 30, 2013	$(22,266)	$463	$(21,803)
Other comprehensive income before reclassifications	20,365	9,125	29,490
Amounts reclassified from accumulated other comprehensive income (loss)	—	(36)	(36)
Net other comprehensive income	$20,365	$9,089	$29,454
Balance at December 29, 2013	$(1,901)	$9,552	$7,651

As a result of sales of available-for-sale securities, the Company reclassified a de minimis amount from accumulated other comprehensive income (loss) to earnings as a component of interest income, net, for the six months ended December 29, 2013. There were no amounts reclassified from accumulated other comprehensive income (loss) for the three months ended December 29, 2013, or for each of the three and six months ended December 23, 2012.

11. Stock‑Based Compensation

The Company issues new shares to fulfill the obligations under all of its stock‑based compensation awards.  Such shares are subject to registration under applicable securities laws, including the rules and regulations promulgated by the SEC, unless an applicable exemption applies.

During the six months ended December 29, 2013, the Company granted an aggregate of 4,000 stock options to Company employees under its 2011 Performance Incentive Plan (the "2011 Plan").  Subject to the terms and conditions of the 2011 Plan and applicable award documentation, such awards generally vest and become exercisable in equal installments over each of the first three anniversaries of the date of grant, with a maximum award term of five years.

The following table summarizes the stock option activity for the six months ended December 29, 2013 (in thousands, except per share price data):

	Stock Option Shares	Weighted Average Option Exercise Price per Share	Weighted Average Grant Date Fair Value per Share	Aggregate Intrinsic Value
Outstanding, June 30, 2013	1,187	$17.08		$4,978
Granted	4	$24.76	$6.82
Exercised	(673)	$16.19		$5,330
Expired or forfeited	(5)	$16.83
Outstanding, December 29, 2013	513	$18.31		$3,919

For the six months ended December 29, 2013 and December 23, 2012, the Company received proceeds of $10.9 million and $1.0 million, respectively, as a result of the exercise of stock options issued under its stock based compensation plans. There were no tax benefits realized from issuance of stock-based awards for each of the three and six months ended December 29, 2013 and December 23, 2012.

INTERNATIONAL RECTIFIER CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

11. Stock-Based Compensation (Continued)

During the six months ended December 29, 2013, the Company granted 25,050 Restricted Stock Units ("RSUs") to employees, and 43,704 RSUs to members of the Board of Directors (the "Board"), in each case under the 2011 Plan. The RSUs provided for vesting over a period of service, subject to the terms and conditions of the 2011 Plan and the applicable award documentation. For the RSU awards made to employees, the vesting of awards generally takes place in equal installments over each of the first three anniversaries of the date of grant. The RSU awards made to members of the Board were made as part of the Board’s annual director compensation program, under which the vesting of RSU awards takes place generally on the first anniversary of the date of grant.

The following table summarizes the RSU activity for the six months ended December 29, 2013 (in thousands, except per share price data):

	Restricted Stock Units	Weighted Average Grant Date Fair Value Per Share	Aggregate Intrinsic Value
Outstanding, June 30, 2013	3,696	$21.31	$77,394
Granted	69	$24.73
Vested	(215)	$18.99	$4,901
Expired or forfeited	(94)	$22.08
Outstanding, December 29, 2013	3,456	$21.51	$88,288

The Company's stock-based compensation plans permit the reduction of a participant’s RSUs for purposes of settling a participant’s income tax withholding obligation. During the six months ended December 29, 2013, the Company withheld RSUs representing 52,516 underlying shares to fund participant income tax withholding obligations.

Additional information relating to the Company’s stock based compensation plans, including employee stock options and RSUs at December 29, 2013 and June 30, 2013 is as follows (in thousands):

	December 29, 2013	June 30, 2013
Outstanding options exercisable	377	1,039
Options and RSUs available for grant	6,079	6,040
Total reserved common stock shares for stock option plans	10,048	10,923

Forfeitures are estimated at the time of grant. Based on the Company’s historical exercise and termination data, a four percent forfeiture rate is assumed for the majority of the options and RSUs.

For the three and six months ended December 29, 2013 and December 23, 2012, stock‑based compensation expense associated with the Company’s stock options and RSUs was as follows (in thousands):

	Three Months Ended		Six Months Ended
	December 29, 2013	December 23, 2012	December 29, 2013	December 23, 2012
Cost of sales	$1,362	$1,123	$2,610	$2,281
Selling, general and administrative expense	3,123	2,858	6,650	6,018
Research and development expense	2,142	1,397	4,229	2,818
Total stock‑based compensation expense	$6,627	$5,378	$13,489	$11,117

INTERNATIONAL RECTIFIER CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

11. Stock-Based Compensation (Continued)

The total unrecognized compensation expense for outstanding stock options and RSUs was $39.8 million as of December 29, 2013. The weighted average number of years to recognize the total compensation expense for stock options and RSUs are 1.8 and 1.7, respectively.

The fair value of the stock options associated with the above compensation expense for the six months ended December 29, 2013 and December 23, 2012 was determined at the grant date using the Black‑Scholes option pricing model with the following weighted average assumptions:

	December 29, 2013	December 23, 2012
Expected life	3.5 years	3.5 years
Risk free interest rate	0.70%	0.36%
Volatility	36.37%	39.30%
Dividend yield	0.00%	0.00%

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

During the first quarter of fiscal year 2013, the Company announced a restructuring plan to modify its manufacturing strategy and lower its operating expenses in order to align its cost structure with business conditions. As part of the plan, the Company has incurred and expects to further incur costs recorded in asset impairment, restructuring and other charges related primarily to the following:

•	Fiscal Year 2013 El Segundo Fabrication Facility Closure Initiative

•	Fiscal Year 2013 Newport Fabrication Facility Resizing Initiative

•	Fiscal Year 2013 Other Cost Reduction Activities Initiative (completed in fiscal year 2013)

INTERNATIONAL RECTIFIER CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

12. Asset Impairment, Restructuring and Other Charges (Recoveries) (Continued)

The following tables summarize the total asset impairment, restructuring and other charges (recoveries) by initiative for the three and six months ended December 29, 2013 and December 23, 2012 (in thousands):

	Three Months Ended
Fiscal Year 2013 Initiatives	December 29, 2013
	El Segundo Fabrication Facility Closure Initiative	Newport Fabrication Facility Resizing Initiative	Other Cost Reduction Activities Initiative	Total
Reported in asset impairment, restructuring and other charges:
Asset impairment	$—	$—	$—	$—
Severance and workforce reduction costs (recoveries)	(9)	—	—	(9)
Decommissioning costs	—	93	—	93
Relocation and re-qualification costs	—	931	—	931
Total asset impairment, restructuring and other charges (recoveries)	$(9)	$1,024	$—	$1,015

	Three Months Ended
Fiscal Year 2013 Initiatives	December 23, 2012
	El Segundo Fabrication Facility Closure Initiative	Newport Fabrication Facility Resizing Initiative	Other Cost Reduction Activities Initiative	Total
Reported in asset impairment, restructuring and other charges:
Asset impairment	$178	$666	$1,062	$1,906
Severance and workforce reduction costs	170	597	1,509	2,276
Decommissioning costs	—	55	—	55
Relocation and re-qualification costs	210	494	—	704
Total asset impairment, restructuring and other charges	$558	$1,812	$2,571	$4,941

	Six Months Ended
Fiscal Year 2013 Initiatives	December 29, 2013
	El Segundo Fabrication Facility Closure Initiative	Newport Fabrication Facility Resizing Initiative	Other Cost Reduction Activities Initiative	Total
Reported in asset impairment, restructuring and other charges:
Asset impairment	$—	$—	$—	$—
Severance and workforce reduction costs (recoveries)	(22)	141	—	119
Decommissioning costs	—	177	—	177
Relocation and re-qualification costs	4	2,117	—	2,121
Total asset impairment, restructuring and other charges (recoveries)	$(18)	$2,435	$—	$2,417

INTERNATIONAL RECTIFIER CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

12. Asset Impairment, Restructuring and Other Charges (Recoveries) (Continued)

	Six Months Ended
Fiscal Year 2013 Initiatives	December 23, 2012
	El Segundo Fabrication Facility Closure Initiative	Newport Fabrication Facility Resizing Initiative	Other Cost Reduction Activities Initiative	Total
Reported in asset impairment, restructuring and other charges:
Asset impairment	$178	$666	$1,062	$1,906
Severance and workforce reduction costs	5,857	597	4,788	11,242
Decommissioning costs	—	55	—	55
Relocation and re-qualification costs	210	494	—	704
Total asset impairment, restructuring and other charges	$6,245	$1,812	$5,850	$13,907

In addition to the amounts in the tables above, other charges related to the restructuring initiatives recorded in cost of sales were $0.7 million and $1.1 million for the three and six months ended December 29, 2013, respectively, and $0.4 million and $1.3 million for the three and six months ended December 23, 2012, respectively. These charges, which were primarily for accelerated depreciation, are not classifiable as restructuring costs, and were recorded in cost of sales.

The following table summarizes changes in the Company's restructuring related accruals related to its fiscal year 2013 initiatives for the six months ended December 29, 2013, which are included in accrued salaries, wages, and commissions on the balance sheet (in thousands):

Fiscal Year 2013 Initiatives	El Segundo Fabrication Facility Closure Initiative	Newport Fabrication Facility Resizing Initiative	Other Cost Reduction Activities Initiative	Total
Accrued severance and workforce reduction costs at June 30, 2013	$197	$—	$—	$197
Accrued (recovered) during the period and charged to asset impairment, restructuring and other charges	(22)	141	—	119
Costs paid during the period	(31)	(141)	—	(172)
Accrued severance and workforce reduction costs at December 29, 2013	$144	$—	$—	$144

Fiscal Year 2013 El Segundo Fabrication Facility Closure Initiative

During fiscal year 2013, the Company adopted a restructuring plan to close its El Segundo wafer fabrication facility. The closure took place in March 2013. During each of the three and six months ended December 29, 2013, the Company incurred de minimis asset impairment, restructuring and other charges (recoveries). The Company incurred asset impairment, restructuring and other charges of $0.6 million and $6.2 million during the three and six months ended December 23, 2012, respectively. In connection with the plan, the Company estimates total pre-tax costs of $6.5 million. The estimated total costs consist of $5.9 million of severance and workforce reduction costs, $0.4 million of relocation and re-qualification costs, and $0.2 million of asset impairment costs.

In addition to the restructuring charges above, the Company recorded $0.4 million and $1.3 million of other charges related to the restructuring initiative in cost of sales for the three and six months ended December 23, 2012, respectively. These other charges, which were for accelerated depreciation and inventory write-downs, are not classifiable as restructuring costs, and affected the Energy Saving Products reporting segment. The Company recorded no such charges during each of the three and six months ended December 29, 2013.

INTERNATIONAL RECTIFIER CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

12. Asset Impairment, Restructuring and Other Charges (Recoveries) (Continued)

During each of the three and six months ended December 29, 2013, the Company made de minimis cash payments for this initiative. During the three and six months ended December 23, 2012, cash payments for this initiative were $1.6 million and $2.4 million, respectively. Remaining cash payments are estimated to be approximately $0.2 million through June 2015.

In addition, the Company estimates it will make total cash expenditures of $2.5 million for the decommissioning and restoration of the El Segundo wafer fabrication facility. These costs were previously considered as part of the asset impairment of the facility recorded in the fourth quarter of fiscal year 2012, and are not anticipated to result in additional restructuring charges.

Fiscal Year 2013 Newport Fabrication Facility Resizing Initiative

During fiscal year 2013, the Company adopted a restructuring plan to resize its wafer fabrication facility in Newport, Wales. The resizing of the facility is planned to take place in several phases, and is expected to be completed by the middle of calendar year 2015. The Company incurred $1.0 million and $2.4 million of asset impairment, restructuring and other charges for the three and six months ended December 29, 2013, respectively. The Company incurred $1.8 million of asset impairment, restructuring and other charges for each of the three and six months ended December 23, 2012. In connection with the plan, the Company estimates total pre-tax costs of approximately $16.5 million. These consist of approximately $0.7 million of asset impairment costs, $3.2 million of severance and workforce reduction costs, $5.7 million of decommissioning costs, and $6.9 million of relocation and re-qualification costs.

In addition to the restructuring charges above, the Company recorded $0.6 million and $1.1 million of other charges related to the restructuring initiative in cost of sales for the three and six months ended December 29, 2013, respectively. These other charges, which were for accelerated depreciation, are not classifiable as restructuring costs. The Company recorded no such charges during each of the three and six months ended December 23, 2012.

Cash payments for this initiative were $1.2 million and $2.4 million for the three and six months ended December 29, 2013, respectively, and $1.1 million for each of the three and six months ended December 23, 2012. Remaining cash payments are estimated to be approximately $10.0 million for the remainder of the initiative.

Fiscal Year 2013 Other Cost Reduction Activities Initiative

During fiscal year 2013, the Company completed all actions for this initiative. These actions included reducing (i) capacity at manufacturing facilities in Mexico, California, and Arizona, and (ii) administrative and research and development costs around the world. As part of the plan, the Company incurred approximately $1.5 million and $4.8 million of severance and workforce reduction costs during the three and six months ended December 23, 2012, respectively. The severance and workforce reduction costs recorded during the three months ended December 23, 2012 included $0.6 million for research and development functions, $0.5 million for manufacturing functions, and $0.4 million for general and administrative functions. During the six months ended December 23, 2012, severance and workforce reduction costs included $2.6 million related to manufacturing functions, and $1.1 million for general and administrative functions, and $1.1 million for research and development functions.

During each of the three and six months ended December 23, 2012, the Company incurred $1.1 million of asset impairment costs for the planned disposition of certain manufacturing equipment related to its manufacturing facility in Mexico. During the three and six months ended December 23, 2012, cash payments for this initiative were $1.9 million and $3.8 million, respectively.

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

HiRel - The HiRel segment provides high-reliability power components and sub-assemblies designed to address power management requirements in mission critical applications including satellites and space exploration vehicles, military hardware, and other high reliability applications such as commercial aircraft, undersea telecommunications, and oil drilling in heavy industry, as well as products used in biomedical applications. The HiRel segment has a legacy of more than thirty years of experience in many of these applications, has developed strategic relationships with major system integrators worldwide and has the knowledge, technology and processes required to meet the requirements of customers in the high-reliability markets. The HiRel segment's key products include RAD-Hard discretes, RAD-Hard ICs, power management modules, DC-DC converters, high temperature converters, and energy storage and management systems.

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

INTERNATIONAL RECTIFIER CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

13. Segment Information (Continued)

The Company does not allocate assets, sales and marketing, information systems, finance and administrative costs and asset impairment, restructuring and other charges to the operating segments, as these are not meaningful statistics to the Chief Executive Officer ("CEO") in making resource allocation decisions or in evaluating performance of the operating segments. Because operating segments are generally defined by the products they design and sell, they do not make sales to each other.

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

For the three and six months ended December 29, 2013 and December 23, 2012, revenues and gross margin by reportable segments were as follows (in thousands, except percentages):

	Three Months Ended
	December 29, 2013			December 23, 2012
Business Segment	Revenues	Percentage of Total	Gross Margin	Revenues	Percentage of Total	Gross Margin
Power Management Devices	$102,878	38.1%	30.0%	$83,273	37.2%	14.5%
Energy Saving Products	46,589	17.3	31.5	36,174	16.2	14.8
Automotive Products	36,364	13.5	31.2	28,414	12.7	11.1
Enterprise Power	33,195	12.3	42.4	28,649	12.8	25.0
HiRel	50,665	18.8	52.6	47,061	21.0	44.7
Customer Segments Total	269,691	99.9	36.2	223,571	99.9	21.8
Intellectual Property	274	0.1	100.0	251	0.1	100.0
Consolidated Total	$269,965	100.0%	36.3%	$223,822	100.0%	21.9%

	Six Months Ended
	December 29, 2013			December 23, 2012
Business Segment	Revenues	Percentage of Total	Gross Margin	Revenues	Percentage of Total	Gross Margin
Power Management Devices	$204,844	38.0%	30.4%	$174,100	36.6%	17.6%
Energy Saving Products	97,086	18.0	32.2	80,629	16.9	14.4
Automotive Products	72,827	13.5	31.8	57,252	12.0	10.8
Enterprise Power	65,444	12.1	40.0	66,458	14.0	32.4
HiRel	98,998	18.3	50.3	95,477	20.0	50.2
Customer Segments Total	539,199	99.9	35.7	473,916	99.5	24.9
Intellectual Property	516	0.1	100.0	2,398	0.5	72.5
Consolidated Total	$539,715	100.0%	35.8%	$476,314	100.0%	25.1%

INTERNATIONAL RECTIFIER CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

14. Income Taxes

The Company recorded a tax benefit of $1.6 million, or (10.0) percent of pre-tax income of $16.3 million, for the three months ended December 29, 2013. The main component of the tax benefit was an $8.1 million net reduction in foreign uncertain tax positions, primarily related to: (i) a reduction of taxes of $6.3 million and (ii) related interest and penalties of $1.3 million, both arising from lapses in statutes of limitation in certain foreign jurisdictions. The remaining $0.5 million benefit arose from settlements with certain foreign tax authorities. The benefit was partially offset by: (i) a $5.7 million expense related primarily to foreign income taxes, (ii) a $0.5 million expense related to foreign withholding taxes, and (iii) a $0.4 million expense in other income taxes.

The Company recorded a tax expense of $5.2 million, or 16.4 percent of pre-tax income of $31.9 million, for the six months ended December 29, 2013. The main components of the tax expense were: (i) an $8.8 million expense primarily related to foreign income taxes, (ii) a reduction in the United Kingdom ("U.K.") statutory tax rates, reducing the value of the Company's net deferred tax assets in the U.K. by $4.0 million, (iii) $1.0 million in foreign withholding taxes, and (iv) $0.5 million in settlements with respect to income tax audits in certain tax jurisdictions. These expenses were partially offset by a net reduction in various foreign uncertain tax positions and related interest and penalties, which arose from lapses in statutes of limitation, totaling approximately $8.9 million.

The Company recorded a tax benefit of $2.4 million, or 6.9 percent against a loss of $35.1 million, for the three months ended December 23, 2012. The main component of the tax benefit was a reduction in foreign uncertain tax positions arising from lapses in statutes of limitation totaling $4.3 million. This benefit was partially offset by an expense related to foreign withholding taxes, foreign income taxes, and the lack of tax benefit from the ordinary loss in the U.S. due to the Company's valuation allowance position.

The Company recorded a tax expense of $4.5 million, or (8.0) percent against a loss of $57.0 million, for the six months ended December 23, 2012. The main components of the tax expense were: (i) a decrease in the U.K. statutory tax rates, which reduced the value of the Company's net deferred tax assets in the U.K. by $3.2 million, (ii) expenses related to foreign income taxes and foreign withholding taxes, and (iii) the lack of tax benefit from the ordinary loss in the U.S. due to the Company's valuation allowance position. These expenses were partially offset by a reduction in uncertain tax positions, and by the benefit of a loss in a foreign jurisdiction.

The Company evaluates its net deferred income tax assets quarterly to determine if valuation allowances are required. Based on the consideration of all available evidence using a “more-likely-than-not” standard, as of December 29, 2013 the Company has determined that the valuation allowance established against its federal and state deferred tax assets in the U.S. should remain in place through fiscal year 2014.  These valuation allowances relate to the Company's beginning of fiscal year 2014 balances of reserves, which were established during fiscal year 2009.

The Company operates in multiple foreign jurisdictions with lower statutory tax rates compared to the U.S., and its operations in Singapore generally have the most significant impact on the Company’s effective tax rate. During fiscal year 2011, the Company was granted certain incentives, which were then amended in fiscal year 2013, by the Singapore Economic Development Board. As a result of these incentives, the Company operates under a tax holiday in Singapore, effective from December 27, 2010 through December 26, 2022.  The tax holiday is conditioned upon the Company meeting certain employment and investment thresholds which have been met to date. The Company did not realize a benefit from this tax holiday for this reporting period.

During the three months ended December 29, 2013, the reserve for uncertain tax positions decreased by $6.3 million to $39.6 million. The reduction in the reserve for uncertain tax position consisted of: (i) a $6.3 million reduction due to lapses in the statutes of limitation in certain foreign jurisdictions, (ii) $0.5 million resulting from settlements with certain foreign tax authorities, and (iii) a $0.2 million foreign currency translation adjustment. The reduction was partially offset by a $0.7 million accrual for new uncertain tax positions. For fiscal year 2014, the benefits associated with uncertain tax positions are anticipated to result in a benefit to income taxes on the consolidated statement of operations of $3.3 million, and if recognized, would reduce the Company's future effective tax rate accordingly. The reserve is expected to decrease by $0.7 million during the next 12 months primarily due to lapses in the statutes of limitation in certain foreign jurisdictions.

INTERNATIONAL RECTIFIER CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

14. Income Taxes (Continued)

While it is often difficult to predict the final outcome or the timing of the resolution of any particular uncertain tax position, the Company believes its reserve for income taxes represents the most probable outcome. The Company adjusts this reserve, including the portion related to interest, in light of changing facts and circumstances. As of December 29, 2013, the Company had a reserve balance of $1.3 million of interest and penalties related to uncertain tax positions. For the three months ended December 29, 2013, penalties and interest included in the reserves decreased by $1.4 million primarily due to lapses in the applicable statutes of limitation.

As of December 29, 2013, U.S. income taxes have been provided on approximately $4.0 million of undistributed earnings of foreign subsidiaries. The amount represents excess cash held by foreign subsidiaries not required for working capital, capital expenditures and other needs of the foreign subsidiaries. The remaining unrepatriated foreign earnings are considered to be invested indefinitely.

Pursuant to Sections 382 and 383 of the U.S. Internal Revenue Code (the "Code"), the utilization of net operating losses (“NOLs”) and other tax attributes may be subject to substantial limitations if certain ownership changes occur during a three-year testing period (as defined under the Code). The Company does not believe an ownership change has occurred that would limit the Company's utilization of any NOL, credit carry forward or other related tax attributes.

15. Net Income (Loss) per Common Share

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
The table below provides a computation of basic and diluted earnings per share for the three and six months ended December 29, 2013 and December 23, 2012 (in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	December 29, 2013	December 23, 2012	December 29, 2013	December 23, 2012
Net income (loss)	$17,921	$(32,722)	$26,644	$(61,497)
Net income (loss) per common share – basic
Basic weighted average common shares outstanding	71,147	69,144	70,988	69,213
Basic net income (loss) per common share	$0.25	$(0.47)	$0.38	$(0.89)
Net income (loss) per common share – diluted
Basic weighted average common shares outstanding	71,147	69,144	70,988	69,213
Effect of dilutive securities – stock options and RSU’s	1,016	—	897	—
Diluted weighted average common shares outstanding	72,163	69,144	71,885	69,213
Diluted net income (loss) per common share	$0.25	$(0.47)	$0.37	$(0.89)

For the three and six months ended December 29, 2013, de minimis shares and 0.1 million shares of common stock equivalents, respectively, were anti-dilutive and were not included in the computation of diluted earnings per share for these periods. For each of the three and six months ended December 23, 2012, 2.4 million shares of common stock equivalents were anti-dilutive and were not included in the computation of diluted earnings per share for these periods. In addition, for each of the three and six months ended December 29, 2013, 1.1 million shares of contingently issuable RSUs for which all necessary conditions had not been met were not included in the computation of diluted earnings per share.

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

During the six months ended December 29, 2013, the Company did not repurchase any shares under the stock repurchase program. To date the Company has purchased approximately 6.2 million shares for approximately $113.2 million under the program. As of December 29, 2013, the Company had not canceled the repurchased shares of common stock, and as such, they are reflected as treasury stock in the December 29, 2013 and June 30, 2013 condensed consolidated balance sheets.

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
Introduction

The following discussion and analysis provides information we believe is relevant to an assessment and understanding of our consolidated results of operations and financial condition. This discussion should be read in conjunction with our condensed consolidated financial statements and accompanying notes for the three and six months ended December 29, 2013. The discussion includes:

•	Overview

•	Results of Operations

•	Liquidity and Capital Resources

•	Critical Accounting Polices and Estimates

Overview

Our revenues were $270.0 million and $223.8 million for the three months ended December 29, 2013 and December 23, 2012, respectively, and $539.7 million and $476.3 million for the six months ended December 29, 2013 and December 23, 2012, respectively. For the three and six months ended December 29, 2013, the revenue increases of $46.1 million or 20.6 percent, and $63.4 million or 13.3 percent, respectively, were primarily due to increases in customer demand in our PMD, ESP, and AP segments. We currently expect revenues for the third quarter of fiscal year 2014 to be between $265 million and $275 million.

Our gross margin percentage improved by14.4 percentage points to 36.3 percent and by 10.7 percentage points to 35.8 percent for the three and six months ended December 29, 2013, compared to the three and six months ended December 23, 2012, respectively. The increase in gross margin percentage was mainly a result of an improvement in factory utilization and a decrease in manufacturing costs. We currently expect our gross margin percentage for the third quarter of fiscal year 2014 to be between 35.3 percent and 36.3 percent.

Our SG&A expense decreased by $0.4 million and $3.9 million for the three and six months ended December 29, 2013, compared to the three and six months ended December 23, 2012, respectively.  The decrease in SG&A expense was primarily due to a decrease in legal services expense and headcount related expenses, partially offset by increased bonus expense and stock compensation expense. We are continuing to identify additional SG&A cost savings in order to maintain our total of such expenses at approximately $45 million per quarter, even as certain costs (such as incentive bonuses and freight costs) scale upward with increasing revenues and operating income.

R&D expense increased by $0.7 million and decreased by $0.6 million for the three and six months ended December 29, 2013, compared to the three and six months ended December 23, 2012, respectively.  The increase in R&D expense for the three months ended December 29, 2013 compared to the prior year comparable period was primarily due to higher bonus expense and stock compensation expense, partially offset by an asset impairment expense for the three months ended December 23, 2012. The decrease in R&D expense for the six months ended December 29, 2013 compared to the prior year comparable period was primarily due to lower material related costs, partially offset by the higher bonus expense and stock compensation expense. We currently expect R&D expenses to be around $33 million for the third quarter of fiscal year 2014 as we continue to make additional investments associated with engineering builds to qualify new products and other advanced technologies.

During the three and six months ended December 29, 2013, we continued to focus on consolidating our internal manufacturing footprint and otherwise reducing costs.  We also continued efforts to increase our manufacturing flexibility by qualifying additional technologies and higher value-added products and programs with our contract wafer fabrication and assembly and test suppliers.  In the short-term, we have targeted using external contractors for around 30 percent of our wafer fabrication needs, and around 75 percent of our packaging needs. In the longer-term, we plan to further expand our use of external contractors for up to 50 percent of our wafer fabrication needs and around 80 percent of our packaging needs. We will continue to monitor the demand environment and we may seek to further adjust our internal manufacturing footprint and take other actions to reflect changes in demand in future periods.

In August 2012, we adopted a restructuring plan to modify our manufacturing strategy and lower our operating expenses to align our cost structure with business conditions. As part of the plan, we closed our El Segundo wafer fabrication facility in March 2013. As an additional part of the plan, we are resizing our Newport, Wales fabrication facility in several phases, and expect to complete the resizing by the first half of calendar year 2015. Further, as part of the plan, we completed the other cost reduction activities initiative in fiscal year 2013 to reduce our manufacturing footprint in our Mexico, California, and Arizona facilities, and to reduce administrative and research and development costs around the world.

In conjunction with our ongoing restructuring plan, we incurred approximately $0.9 million and $2.1 million of equipment relocation and re-qualification costs, $0.1 million and $0.2 million of decommissioning costs, and de minimis and $0.1 million of severance and workforce reduction costs during the three and six months ended December 29, 2013, respectively. We anticipate that we will incur restructuring charges during fiscal year 2014 of approximately $4.6 million (See Part I, Item 1, Notes to Consolidated Financial Statements-Note 12, “Asset Impairment, Restructuring and Other Charges”).

Our cash flows from operating activities provided $58.2 million of cash during the six months ended December 29, 2013 compared to $48.5 million for the prior year comparable period. Our cash, cash equivalents and investments as of December 29, 2013 totaled $503.5 million (excluding restricted cash of $1.4 million), compared to $454.5 million (excluding restricted cash of $1.3 million) as of June 30, 2013. The increase in our cash, cash equivalents and investments was primarily due to net cash provided by operating activities and proceeds from the exercise of stock options, partially offset by capital related purchases.

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

Results of Operations

Selected Operating Results

The following table sets forth certain operating results for the three and six months ended December 29, 2013 and December 23, 2012 as a percentage of revenues (in millions, except percentages):

	Three Months Ended				Six Months Ended
	December 29, 2013		December 23, 2012		December 29, 2013		December 23, 2012
Revenues	$270.0	100.0%	$223.8	100.0%	$539.7	100.0%	$476.3	100.0%
Cost of sales	172.0	63.7	174.7	78.1	346.4	64.2	356.7	74.9
Gross profit	98.0	36.3	49.1	21.9	193.3	35.8	119.6	25.1
Selling, general and administrative expense	44.7	16.6	45.1	20.1	88.5	16.4	92.4	19.4
Research and development expense	32.8	12.1	32.1	14.4	65.0	12.0	65.6	13.8
Amortization of acquisition‑related intangible assets	1.6	0.6	1.7	0.8	3.3	0.6	3.4	0.7
Asset impairment, restructuring and other charges	1.0	0.4	4.9	2.2	2.4	0.4	13.9	2.9
Operating income (loss)	17.8	6.6	(34.7)	(15.5)	34.2	6.3	(55.6)	(11.7)
Other expense, net	1.5	0.6	0.4	0.2	2.3	0.4	1.4	0.3
Interest income, net	0.0	—	0.0	—	0.0	—	0.0	—
Income (loss) before income taxes	16.3	6.0	(35.1)	(15.7)	31.9	5.9	(57.0)	(12.0)
Provision for income taxes	(1.6)	(0.6)	(2.4)	(1.1)	5.2	1.0	4.5	0.9
Net income (loss)	$17.9	6.6%	$(32.7)	(14.6)%	$26.6	4.9%	$(61.5)	(12.9)%

Amounts and percentages in the above table may not total due to rounding.

Revenues and Gross Margin - Three Months Ended

The following table summarizes revenues and gross margin by reportable segment for the three months ended December 29, 2013 compared to the three months ended December 23, 2012. The amounts in the following table are in thousands:

	Three Months Ended
	December 29, 2013			December 23, 2012			Change
	Revenues	Gross Margin	Gross Margin %	Revenues	Gross Margin	Gross Margin %	Revenues %	Gross Margin ppt
Power Management Devices (PMD)	$102,878	$30,905	30.0%	$83,273	$12,084	14.5%	23.5%	15.5
Energy Saving Products (ESP)	46,589	14,693	31.5	36,174	5,369	14.8	28.8	16.7
Automotive Products (AP)	36,364	11,354	31.2	28,414	3,164	11.1	28.0	20.1
Enterprise Power (EP)	33,195	14,073	42.4	28,649	7,164	25.0	15.9	17.4
Commercial Segments total	219,026	71,025	32.4	176,510	27,781	15.7	24.1	16.7
HiRel	50,665	26,666	52.6	47,061	21,057	44.7	7.7	7.9
Customer Segments total	269,691	97,691	36.2	223,571	48,838	21.8	20.6	14.4
Intellectual Property (IP)	274	274	100.0	251	251	100.0	9.2	0.0
Consolidated total	$269,965	$97,965	36.3%	$223,822	$49,089	21.9%	20.6%	14.4

Revenues

Revenues from all our segments for the three months ended December 29, 2013, taken as a whole, increased by $46.1 million, or 20.6 percent compared to the prior year comparable period. Revenues from our Customer Segments taken as a whole, increased by $46.1 million, or 20.6 percent, for the three months ended December 29, 2013 as compared to the prior year comparable period. Revenues for our Commercial Segments, taken as a whole, increased by $42.5 million, or 24.1 percent compared to the prior year comparable period.

For the three months ended December 29, 2013, within our Commercial Segments, revenues for our ESP segment increased by 28.8 percent compared to the prior year comparable period due to increased demand for our consumer and appliance related products, including HVICs, IGBTs and IRAM modules, as well as continued recovery in general market conditions, mainly in Asia. Revenues for our AP segment increased by 28.0 percent compared to the prior year comparable period primarily due to increased demand for MOSFET and intelligent power switch IC products. Revenues for our PMD segment increased by 23.5 percent compared to the prior year comparable period due to an increase in demand for our computing components, industrial and consumer products, and gaming console components, partially offset by price erosion. Revenues for our EP segment increased by 15.9 percent compared to the prior year comparable period due to an increase in demand for digital controllers, gaming console components, and high-end computing products.

For the three months ended December 29, 2013, our HiRel segment revenues increased by 7.7 percent compared to the prior year comparable period, primarily driven by an increase in shipments for integrated power modules, DC-DC converters, and RAD-Hard discrete products.

For the three months ended December 29, 2013, our IP segment revenues increased by 9.2 percent to $0.3 million compared to the prior year comparable period. We expect our IP segment revenues will be approximately $0.2 million per quarter in each of the next several quarters. However, we intend to continue to seek sale and/or licensing opportunities consistent with our business strategy.

Gross Margin

Our gross margin percentage increased by 14.4 percentage points to 36.3 percent for the three months ended December 29, 2013, compared to 21.9 percent for the prior year comparable period. This increase in our gross margin percentage was primarily the result of an increase of 16.7 percentage points in gross margin for our Commercial Segments taken as a whole, and an increase of 7.9 percentage points in gross margin for our HiRel segment. The increase in gross margin for our Commercial Segments taken as a whole was primarily driven by improved factory utilization and lower manufacturing costs. The increase in gross margin for our HiRel Segment was primarily due to lower manufacturing costs.

Our ESP segment's gross margin increased from 14.8 percent for the three months ended December 23, 2012, to 31.5 percent for the three months ended December 29, 2013, primarily due to improved factory utilization and lower inventory excess and obsolescence expense. Our ESP segment has also been favorably impacted by cost savings associated with the fiscal year 2013 closure of our fabrication facility in El Segundo, California. Our AP segment's gross margin increased from 11.1 percent for the three months ended December 23, 2012, to 31.2 percent for the three months ended December 29, 2013, primarily due to improved factory utilization and improved MOSFET and intelligent power switch IC product mix, partially offset by price erosion. Our PMD segment's gross margin increased from 14.5 percent for the three months ended December 23, 2012, to 30.0 percent for the three months ended December 29, 2013, primarily due to improved factory utilization and lower manufacturing costs, partially offset by price erosion. Our EP segment's gross margin increased from 25.0 percent for the three months ended December 23, 2012, to 42.4 percent for the three months ended December 29, 2013, primarily due to lower manufacturing costs and lower inventory excess and obsolescence expense.

Our HiRel segment’s gross margin increased from 44.7 percent for the three months ended December 23, 2012 to 52.6 percent for the three months ended December 29, 2013, primarily due to lower manufacturing costs.

Our IP segment’s gross margin percentage did not change compared to the prior year comparable period.

Revenues and Gross Margin - Six Months Ended

The following table summarizes revenues and gross margin by reportable segment for the six months ended December 29, 2013 compared to the six months ended December 23, 2012. The amounts in the following table are in thousands:

	Six Months Ended
	December 29, 2013			December 23, 2012			Change
	Revenues	Gross Margin	Gross Margin %	Revenues	Gross Margin	Gross Margin %	Revenues %	Gross Margin ppt
Power Management Devices (PMD)	$204,844	$62,369	30.4%	$174,100	$30,628	17.6%	17.7%	12.8
Energy Saving Products (ESP)	97,086	31,267	32.2	80,629	11,625	14.4	20.4	17.8
Automotive Products (AP)	72,827	23,176	31.8	57,252	6,164	10.8	27.2	21.0
Enterprise Power (EP)	65,444	26,147	40.0	66,458	21,526	32.4	(1.5)	7.6
Commercial Segments total	440,201	142,959	32.5	378,439	69,943	18.5	16.3	14.0
HiRel	98,998	49,801	50.3	95,477	47,949	50.2	3.7	0.1
Customer Segments total	539,199	192,760	35.7	473,916	117,892	24.9	13.8	10.8
Intellectual Property (IP)	516	516	100.0	2,398	1,738	72.5	(78.5)	27.5
Consolidated total	$539,715	$193,276	35.8%	$476,314	$119,630	25.1%	13.3%	10.7

Revenues

Revenues from all our segments for the six months ended December 29, 2013, taken as a whole, increased by $63.4 million, or 13.3 percent compared to the prior year comparable period. Revenues from our Customer Segments taken as a whole, increased by $65.3 million, or 13.8 percent, for the six months ended December 29, 2013 as compared to the prior year comparable period. Revenues for our Commercial Segments, taken as a whole, increased by $61.8 million, or 16.3 percent compared to the prior year comparable period.

For the six months ended December 29, 2013, within our Commercial Segments, revenues for our AP segment increased by 27.2 percent compared to the prior year comparable period, primarily due to increased demand for MOSFET and intelligent power switch IC products. Revenues for our ESP segment increased by 20.4 percent compared to the prior year comparable period due to increased demand for our consumer and appliance related products including HVIC's, IGBT's and IRAM modules, as well as a continued recovery in general market conditions, mainly in Asia, partially offset by product mix, primarily in HVIC products. Revenues for our PMD segment increased 17.7 percent compared to the prior year comparable period due to an increase in demand for our computing components, industrial and consumer products, and gaming console components, partially offset by price erosion. Revenues for our EP segment decreased by 1.5 percent compared to the prior year comparable period due to a decrease in demand for server components, partially offset by increased demand for our digital controller and PowIRstage products.

For the six months ended December 29, 2013, our HiRel segment revenues increased by 3.7 percent compared to the prior year comparable period, primarily driven by an increase in shipments for integrated power modules and RAD-Hard discrete products.

For the six months ended December 29, 2013, our IP segment revenues decreased by $1.9 million or 78.5 percent, to $0.5 million compared to the prior year comparable period, primarily due to a one-time sale of patents in the prior year comparable period. We expect our IP segment revenues will be approximately $0.2 million per quarter in each of the next several quarters. However, we intend to continue to seek sale and/or licensing opportunities consistent with our business strategy.

Gross Margin

Our gross margin percentage increased by 10.7 percentage points to 35.8 percent for the six months ended December 29, 2013 compared to 25.1 percent for the prior year comparable period. This increase in our gross margin percentage was primarily the result of an increase of 14.0 percentage points in gross margin for our Commercial Segments taken as a whole. The increase in gross margin for our Commercial Segments taken as a whole was primarily driven by improved factory utilization and lower manufacturing costs.

Our ESP segment's gross margin increased from 14.4 percent for the six months ended December 23, 2012, to 32.2 percent for the six months ended December 29, 2013, primarily due to improved factory utilization and lower inventory excess and obsolescence expense, partially offset by increased sales of lower margin HVIC products. Our ESP segment has also been favorably impacted by cost savings associated with the fiscal year 2013 closure of our fabrication facility in El Segundo, California. Our AP segment's gross margin increased from 10.8 percent for the six months ended December 23, 2012, to 31.8 percent for the six months ended December 29, 2013, primarily due to improved factory utilization and improved MOSFET and intelligent power switch IC product mix. Our PMD segment's gross margin increased from 17.6 percent for the six months ended December 23, 2012, to 30.4 percent for the six months ended December 29, 2013, primarily due to improved factory utilization, partially offset by price erosion. Our EP segment's gross margin increased from 32.4 percent for the six months ended December 23, 2012, to 40.0 percent for the six months ended December 29, 2013, primarily due to lower manufacturing costs and lower inventory excess and obsolescence expense.

Our HiRel segment’s gross margin percentage remained relatively flat for the six months ended December 29, 2013 compared to the prior year comparable period.

Our IP segment’s gross margin percentage increased by 27.5 percentage points for the six months ended December 29, 2013 compared to the prior year comparable period due to costs associated with a one-time sale of patents in the prior year comparable period.

Selling, General and Administrative Expense

	Selling, General and Administrative Expense
(Dollar amounts in thousands)	December 29, 2013	% of Revenues	December 23, 2012	% of Revenues	Change
Three months ended	$44,727	16.6%	$45,083	20.1%	(3.5) ppt
Six months ended	$88,477	16.4%	$92,378	19.4%	(3.0) ppt

Our SG&A expense decreased by $0.4 million and $3.9 million for the three and six months ended December 29, 2013, respectively, compared to the prior year comparable periods.  The decrease in SG&A expense was primarily due to a decrease in legal services expense and headcount related expenses, partially offset by increased bonus expense and stock compensation expense.

Research and Development Expense

	Research and Development Expense
(Dollar amounts in thousands)	December 29, 2013	% of Revenues	December 23, 2012	% of Revenues	Change
Three months ended	$32,786	12.1%	$32,125	14.4%	(2.3) ppt
Six months ended	$64,959	12.0%	$65,574	13.8%	(1.8) ppt

R&D expense increased by $0.7 million and decreased by $0.6 million for the three and six months ended December 29, 2013, respectively, compared to the prior year comparable periods.  The increase in R&D expense for the three months ended December 29, 2013 compared to the prior year comparable period was primarily due to higher bonus expense and stock compensation expense, partially offset by an asset impairment expense for the three months ended December 23, 2012. The decrease in R&D expense for the six months ended December 29, 2013 compared to the prior year comparable period was primarily due to lower material costs, partially offset by higher bonus expense and stock compensation expense.

Amortization of Acquisition-Related Intangible Assets

	Amortization of Acquisition-Related Intangible Assets
(Dollar amounts in thousands)	December 29, 2013	% of Revenues	December 23, 2012	% of Revenues	Change
Three months ended	$1,630	0.6%	$1,680	0.8%	(0.2) ppt
Six months ended	$3,260	0.6%	$3,360	0.7%	(0.1) ppt

Amortization of acquisition-related intangible assets decreased by $0.1 million for each of the three and six months ended December 29, 2013 compared to the prior year comparable periods. The decrease was the result of the full amortization of a certain intangible asset in the previous fiscal year.

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

During the first quarter of fiscal year 2013, we announced a restructuring plan to modify our manufacturing strategy and lower operating expenses in order to align our cost structure with business conditions. As part of the plan, we are incurring costs recorded in asset impairment, restructuring and other charges related primarily to the following:

•	Fiscal Year 2013 El Segundo Fabrication Facility Closure Initiative

•	Fiscal Year 2013 Newport Fabrication Facility Resizing Initiative

•	Fiscal Year 2013 Other Cost Reduction Activities Initiative (completed in fiscal year 2013)

The following tables summarize the total asset impairment, restructuring and other charges (recoveries) by initiative for the three and six months ended December 29, 2013 and December 23, 2012 (in thousands):

	Three Months Ended
Fiscal Year 2013 Initiatives	December 29, 2013
	El Segundo Fabrication Facility Closure Initiative	Newport Fabrication Facility Resizing Initiative	Other Cost Reduction Activities Initiative	Total
Reported in asset impairment, restructuring and other charges:
Asset impairment	$—	$—	$—	$—
Severance and workforce reduction costs (recoveries)	(9)	—	—	(9)
Decommissioning costs	—	93	—	93
Relocation and re-qualification costs	—	931	—	931
Total asset impairment, restructuring and other charges (recoveries)	$(9)	$1,024	$—	$1,015

	Three Months Ended
Fiscal Year 2013 Initiatives	December 23, 2012
	El Segundo Fabrication Facility Closure Initiative	Newport Fabrication Facility Resizing Initiative	Other Cost Reduction Activities Initiative	Total
Reported in asset impairment, restructuring and other charges:
Asset impairment	$178	$666	$1,062	$1,906
Severance and workforce reduction costs	170	597	1,509	2,276
Decommissioning costs	—	55	—	55
Relocation and re-qualification costs	210	494	—	704
Total asset impairment, restructuring and other charges	$558	$1,812	$2,571	$4,941

	Six Months Ended
	December 29, 2013
	El Segundo Fabrication Facility Closure Initiative	Newport Fabrication Facility Resizing Initiative	Other Cost Reduction Activities Initiative	Total
Reported in asset impairment, restructuring and other charges:
Asset impairment	$—	$—	$—	$—
Severance and workforce reduction costs (recoveries)	(22)	141	—	119
Decommissioning costs	—	177	—	177
Relocation and re-qualification costs	4	2,117	—	2,121
Total asset impairment, restructuring and other charges (recoveries)	$(18)	$2,435	$—	$2,417

	Six Months Ended
	December 23, 2012
	El Segundo Fabrication Facility Closure Initiative	Newport Fabrication Facility Resizing Initiative	Other Cost Reduction Activities Initiative	Total
Reported in asset impairment, restructuring and other charges:
Asset impairment	$178	$666	$1,062	$1,906
Severance and workforce reduction costs	5,857	597	4,788	11,242
Decommissioning costs	—	55	—	55
Relocation and re-qualification costs	210	494	—	704
Total asset impairment, restructuring and other charges	$6,245	$1,812	$5,850	$13,907

In addition to the amounts in the tables above, other charges related to the restructuring initiatives recorded in cost of sales were $0.7 million and $1.1 million for the three and six months ended December 29, 2013, respectively, and $0.4 million and $1.3 million for the three and six months ended December 23, 2012, respectively. These charges, which were for accelerated depreciation, are not classifiable as restructuring costs, and were recorded in cost of sales.

The following table summarizes changes in our restructuring related accruals related to our fiscal year 2013 initiatives for the six months ended December 29, 2013, which are included in accrued salaries, wages, and commissions on the balance sheet (in thousands):

	El Segundo Fabrication Facility Closure Initiative	Newport Fabrication Facility Resizing Initiative	Other Cost Reduction Activities Initiative	Total
Accrued severance and workforce reduction costs at June 30, 2013	$197	$—	$—	$197
Accrued (recovered) during the period and charged to asset impairment, restructuring and other charges	(22)	141	—	119
Costs paid during the period	(31)	(141)	—	(172)
Accrued severance and workforce reduction costs at December 29, 2013	$144	$—	$—	$144

Fiscal Year 2013 El Segundo Fabrication Facility Closure Initiative

During fiscal year 2013, we adopted a restructuring plan to close our El Segundo wafer fabrication facility. The closure took place in March 2013. During each of the three and six months ended December 29, 2013, we incurred de minimis asset impairment, restructuring and other charges (recoveries). We incurred asset impairment, restructuring and other charges of $0.6 million and $6.2 million during the three and six months ended December 23, 2012, respectively. In connection with the plan, we estimate total pre-tax costs of $6.5 million. The estimated total costs consist of $5.9 million of severance and workforce reduction costs, $0.4 million of relocation and re-qualification costs, and $0.2 million of asset impairment costs.

In addition to the restructuring charges above, we recorded $0.4 million and $1.3 million of other charges related to the restructuring initiative in cost of sales for the three and six months ended December 23, 2012, respectively. These other charges, which were for accelerated depreciation and inventory write-downs, are not classifiable as restructuring costs, and affected the Energy Saving Products reporting segment. We recorded no such charges during each of the three and six months ended December 29, 2013.

During each of the three and six months ended December 29, 2013, we made de minimis cash payments for this initiative. During the three and six months ended December 23, 2012, cash payments for this initiative were $1.6 million and $2.4 million, respectively. Remaining cash payments are estimated to be approximately $0.2 million through June 2015.

In addition, we estimate that we will make total cash expenditures of $2.5 million for the decommissioning and restoration of the El Segundo wafer fabrication facility. These costs were previously considered as part of the asset impairment of the facility recorded in the fourth quarter of fiscal year 2012, and are not anticipated to result in additional restructuring charges.

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

Fiscal Year 2013 Newport Fabrication Facility Resizing Initiative

During fiscal year 2013, we adopted a restructuring plan to resize our wafer fabrication facility in Newport, Wales. The resizing of the facility is planned to take place in several phases, and is expected to be completed by the middle of calendar year 2015. We incurred $1.0 million and $2.4 million of asset impairment, restructuring and other charges for the three and six months ended December 29, 2013, respectively. We incurred $1.8 million of asset impairment, restructuring and other charges for each of the three and six months ended December 23, 2012. In connection with the plan, we estimate total pre-tax costs of approximately $16.5 million. These consist of approximately $0.7 million of asset impairment costs, $3.2 million of severance and workforce reduction costs, $5.7 million of decommissioning costs, and $6.9 million of relocation and re-qualification costs.

In addition to the restructuring charges above, we recorded $0.6 million and $1.1 million of other charges related to the restructuring initiative in cost of sales for the three and six months ended December 29, 2013, respectively. These other charges, which were for accelerated depreciation, are not classifiable as restructuring costs. We recorded no such charges during each of the three and six months ended December 23, 2012.

Cash payments for this initiative were $1.2 million and $2.4 million for the three and six months ended December 29, 2013, respectively, and $1.1 million for each of the three and six months ended December 23, 2012. Remaining cash payments are estimated to be approximately $10.0 million for the remainder of the initiative.

After the completion of this initiative, we estimate annual cost savings of approximately $16 million. These cost savings are the result of reduced manufacturing overhead costs, which will impact cost of sales. We do not anticipate these cost savings to be offset by additional costs incurred in other locations.

Fiscal Year 2013 Other Cost Reduction Activities Initiative

During fiscal year 2013, we completed all actions for this initiative. These actions included reducing (i) capacity at manufacturing facilities in Mexico, California, and Arizona, and (ii) administrative and research and development costs around the world. As part of the plan, we incurred approximately $1.5 million and $4.8 million of severance and workforce reduction costs during the three and six months ended December 23, 2012, respectively. The severance and workforce reduction costs recorded during the three months ended December 23, 2012 included $0.6 million for research and development functions, $0.5 million for manufacturing functions, and $0.4 million for general and administrative functions. During the six months ended December 23, 2012, severance and workforce reduction costs included $2.6 million related to manufacturing functions, and $1.1 million for general and administrative functions, and $1.1 million for research and development functions.

During each of the three and six months ended December 23, 2012, we incurred $1.1 million of asset impairment costs for the planned disposition of certain manufacturing equipment related to our manufacturing facility in Mexico. During the three and six months ended December 23, 2012, cash payments for this initiative were $1.9 million and $3.8 million, respectively.

We estimate annual cost savings of approximately $18 million for fiscal year 2014 and thereafter compared to our fourth quarter 2012 run rate. These cost savings will result in reduced SG&A and R&D expenses, as well as lower cost of sales. We do not anticipate these cost savings to be offset by additional costs incurred in other locations.

Other Expense, Net

Other expense, net includes, primarily, gains and losses related to foreign currency fluctuations. Other expense, net, was $1.5 million and $0.4 million for the three months ended December 29, 2013 and December 23, 2012, respectively. Other expense, net for the three months ended December 29, 2013 includes a foreign currency exchange loss of $0.8 million due to fluctuations in foreign currency exchange rates, and an unrealized loss of $0.6 million related to a non-transferable put option on a strategic investment (the "Put Option"). The prior year comparable period included a foreign currency exchange loss of $0.5 million due to fluctuations in foreign currency exchange rates, partially offset by an unrealized gain of $0.1 million on the Put Option.

Other expense, net, was $2.3 million and $1.4 million for the six months ended December 29, 2013 and December 23, 2012, respectively. Other expense, net for the six months ended December 29, 2013 includes a foreign currency exchange loss of $1.3 million due to fluctuations in foreign currency exchange rates, and an unrealized loss of $1.0 million on the Put Option. The prior year comparable period included a foreign currency exchange loss of $1.5 million due to fluctuations in foreign currency exchange rates, partially offset by an unrealized gain of $0.2 million on the Put Option.

Interest Expense (Income), Net

Interest expense (income), net includes, primarily, realized gains related to the disposal of investments, and interest income from investments. Interest expense (income), net was de minimis for each of the three and six months ended December 29, 2013 and December 23, 2012.

Income Taxes

We recorded a tax benefit of $1.6 million, or (10.0) percent of pre-tax income of $16.3 million, for the three months ended December 29, 2013. The main component of the tax benefit was an $8.1 million net reduction in foreign uncertain tax positions, primarily related to: (i) a reduction of taxes of $6.3 million and (ii) related interest and penalties of $1.3 million, both arising from lapses in statutes of limitation in certain foreign jurisdictions. The remaining $0.5 million benefit arose from settlements with certain foreign tax authorities. The benefit was partially offset by: (i) a $5.7 million expense related primarily to foreign income taxes, (ii) a $0.5 million expense related to foreign withholding taxes, and (iii) a $0.4 million expense in other income taxes.

We recorded a tax expense of $5.2 million, or 16.4 percent of pre-tax income of $31.9 million, for the six months ended December 29, 2013. The main components of the tax expense were: (i) an $8.8 million expense primarily related to foreign income taxes, (ii) a reduction in the United Kingdom ("U.K.") statutory tax rates, reducing the value of the Company's net deferred tax assets in the U.K. by $4.0 million, (iii) $1.0 million in foreign withholding taxes, and (iv) $0.5 million in settlements with respect to income tax audits in certain tax jurisdictions. These expenses were partially offset by a net reduction in various foreign uncertain tax positions and related interest and penalties, which arose from lapses in statutes of limitation, totaling approximately $8.9 million.

We recorded a tax benefit of $2.4 million, or 6.9 percent against a loss of $35.1 million, for the three months ended December 23, 2012. The main component of the tax benefit was a reduction in foreign uncertain tax positions arising from lapses in statutes of limitation totaling $4.3 million. This benefit was partially offset by an expense related to foreign withholding taxes, foreign income taxes, and the lack of tax benefit from the ordinary loss in the U.S. due to our valuation allowance position.

We recorded a tax expense of $4.5 million, or (8.0) percent against a loss of $57.0 million, for the six months ended December 23, 2012. The main components of the tax expense were: (i) a decrease in the U.K. statutory tax rates, which reduced the value of our net deferred tax assets in the U.K. by $3.2 million, (ii) expenses related to foreign income taxes and foreign withholding taxes, and (iii) the lack of tax benefit from the ordinary loss in the U.S. due to our valuation allowance position. These expenses were partially offset by a reduction in uncertain tax positions, and by the benefit of a loss in a foreign jurisdiction.

We operate in multiple foreign jurisdictions with lower statutory tax rates compared to the U.S., and our operations in Singapore generally have the most significant impact on our effective tax rate.  We expect to be subject to an effective tax rate of 17 percent in Singapore for fiscal year 2014.

Liquidity and Capital Resources

Cash Requirements

Sources and Uses of Cash

We require cash to fund our operating expense and working capital requirements, capital expenditures, strategic growth initiatives, and to repurchase common stock under our ongoing stock repurchase program. Our primary sources for funding these requirements are cash and investments on hand and cash from operating activities. On October 25, 2012, we entered into a $100 million unsecured revolving credit facility as discussed below. To maintain the availability of the facility, we are required to comply with a number of covenants and satisfy a number of conditions, including certain minimum available liquidity requirements. We are currently in compliance with the financial covenants contained in the revolving credit agreement.

Total cash (excluding restricted cash), cash equivalents, and investments at December 29, 2013 and June 30, 2013 were as follows (in thousands):

	December 29, 2013	June 30, 2013
Cash and cash equivalents	$498,487	$443,490
Investments	5,001	11,056
Total cash, cash equivalents, and investments	$503,488	$454,546

At December 29, 2013, we had $503.5 million of cash (excluding $1.4 million of restricted cash), cash equivalents and short-term investments, consisting of available-for-sale fixed income and investment‑grade securities, an increase of $48.9 million from June 30, 2013. The increase in our cash, cash equivalents and investments was primarily due to net cash provided by operating activities and proceeds from the exercise of stock options, partially offset by capital related purchases.

At December 29, 2013, we had an increase of $55.0 million in cash and cash equivalents, and a decrease in investments of $6.1 million, compared to the respective balances as of June 30, 2013.  We reduced our investments and increased our cash and cash equivalents in the short-term in an effort to align our investment strategy to preserve principal and maintain liquidity while achieving market returns on the investment portfolio.

We believe that our existing cash and cash equivalents will be sufficient to meet operating requirements and satisfy our existing balance sheet liabilities and other cash obligations for at least the next twelve months. Our cash and cash equivalents are available to fund working capital needs, strategic growth initiatives, if any, repurchase of stock for our ongoing common stock repurchase program and capital expenditures. During the first six months of fiscal year 2014, we took actions to meet our longer term revenue growth goals, including ongoing capital investments in our existing manufacturing operations and in the construction of a new facility in Singapore. We plan to continue expanding our manufacturing capabilities for key technologies in anticipation of meeting our long term strategic goals.

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

During the three months ended December 29, 2013, we did not repurchase any shares under the stock repurchase program. To date, we have purchased approximately 6.2 million shares for approximately $113.2 million under the program. As of December 29, 2013, we have not canceled the repurchased shares of common stock, and as such, they are reflected as treasury stock in the December 29, 2013 and June 30, 2013 condensed consolidated balance sheets.

Our current outlook for fiscal year 2014 is that our cash flow from operating activities will be positive. We estimate that cash capital equipment expenditures for the fiscal year 2014 will be about $55 million as we invest in new manufacturing process technologies, and our new facility in Singapore.

Cash Flow

Our cash flows were as follows (in thousands):

	Six Months Ended
	December 29, 2013	December 23, 2012
Cash flows provided by operating activities	$58,223	$48,464
Cash flows provided by (used in) investing activities	(16,559)	15,717
Cash flows provided by (used in) financing activities	9,737	(5,248)
Effect of exchange rates on cash and cash equivalents	3,596	2,300
Net increase in cash and cash equivalents	$54,997	$61,233

Non-cash adjustments to cash flows provided by operating activities during the six months ended December 29, 2013 and December 23, 2012, respectively, included $43.5 million and $45.8 million of depreciation and amortization, $13.5 million and $11.1 million of stock compensation expense, and a $6.9 million and $5.6 million increase in our deferred income tax position. Changes in operating assets and liabilities decreased cash provided by operating activities by $38.1 million for the six months ended December 29, 2013, primarily attributed to increases in accounts receivable and inventories, partially offset by an increase in accrued income taxes. Changes in operating assets and liabilities increased cash provided by operating activities by $25.6 million for the six months ended December 23, 2012, primarily attributed to decreases in accounts receivable and inventories, partially offset by an increase in other accrued expenses.

Cash used in investing activities of $16.6 million during the six months ended December 29, 2013 was primarily the result of capital expenditures of $22.6 million, partially offset by the sales and maturities of investments of $6.0 million. Cash provided by investing activities during the six months ended December 23, 2012 was primarily the result of sales and maturities of investments of $73.6 million, partially offset by capital expenditures of $48.0 million.

Cash provided by financing activities of $9.7 million during the six months ended December 29, 2013 was primarily the result of proceeds from stock option exercises, partially offset by cash used to fund net settlement of restricted stock units for tax withholdings. Cash used in financing activities during the six months ended December 23, 2012 was primarily the result of treasury stock purchases.

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

In addition, the Credit Agreement contains certain covenants that, among other things, restrict additional indebtedness, liens and encumbrances, investments, acquisitions, loans and advances, mergers, consolidations and asset dispositions, dividends and other restricted payments, transactions with affiliates, capital expenditures (limited to between $175 million and $200 million per annum during the term of the Credit Facility) and other matters customarily restricted in such agreements, in each case, subject to certain exceptions.

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

As of December 29, 2013, we were in compliance with the financial covenants, and there were no amounts outstanding under the Credit Facility.

Working Capital

Our working capital is dependent on demand for our products and our ability to manage accounts receivable and inventories. Other factors which may result in changes to our working capital levels are our restructuring initiatives, investment impairments and share repurchases.

The changes in working capital for the six months ended December 29, 2013 were as follows (in thousands):

	December 29, 2013	June 30, 2013	Change
Current Assets
Cash and cash equivalents	$498,487	$443,490	$54,997
Restricted cash	635	611	24
Short-term investments	5,001	11,056	(6,055)
Trade accounts receivable, net of allowances	156,730	137,762	18,968
Inventories	247,740	232,315	15,425
Current deferred tax assets	4,946	4,948	(2)
Prepaid expenses and other current assets	34,222	33,002	1,220
Total current assets	947,761	863,184	84,577

Current Liabilities
Accounts payable	86,403	89,312	(2,909)
Accrued income taxes	4,361	949	3,412
Accrued salaries, wages and commissions	37,764	39,719	(1,955)
Other accrued expenses	80,063	78,414	1,649
Total current liabilities	208,591	208,394	197
Net working capital	$739,170	$654,790	$84,380

For the reason for changes in cash and investments, please see the above discussions under sources and uses of cash and cash flows.

The increase in net trade accounts receivable of $19.0 million from June 30, 2013 to December 29, 2013 reflects the increase in our quarterly revenues of approximately 5.2 percent on a normalized 13 week quarter basis from the three months ended June 30, 2013 while our days-sales-outstanding increased by approximately 4 days.

Inventories increased $15.4 million during the six months ended December 29, 2013 compared to June 30, 2013, primarily due to planned inventory builds to support targeted customer service levels, and included a $16.8 million increase in work-in-process and a $0.8 million increase in finished goods, partially offset by a $2.1 million decrease in raw materials. Due to this increase in inventory, inventory weeks increased to approximately 19 weeks as of December 29, 2013, from 17 weeks as of June 30, 2013.

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

Apart from the operating lease obligations and purchase commitments discussed in our 2013 Annual Report, we do not have any off-balance sheet arrangements as of December 29, 2013.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rates

Our exposure to interest rate risk is primarily through our investment portfolio as we currently do not have outstanding long-term debt.  The objectives of our investments in debt securities are to preserve principal and maintain liquidity, while achieving market returns on the investment portfolio.  To achieve these objectives, the returns on our investments in short-term fixed-rate debt securities will be generally compared to LIBOR or to yields on money market instruments, such as industrial commercial paper and Treasury Bills.  Investments in longer term fixed-rate debt securities will be generally compared to yields on comparable maturity Government or high grade corporate instruments with an equivalent credit rating.  Based on our investment portfolio and interest rates at December 29, 2013, a 100 basis point increase or decrease in interest rates would result in a de minimis annualized change in the fair value of the investment portfolio.  Changes in interest rates may affect the fair value of the investment portfolio; however, unrealized gains or losses are not recognized in net income unless the investments are sold or losses are considered to be other-than-temporary.

Foreign Currency Exchange Rates

A significant amount of our revenues, expense, and capital purchasing transactions are conducted on a global basis in several foreign currencies. To protect against exposure to currency exchange rate fluctuations, we have established a balance sheet transaction risk hedging program. Through this hedging program, we seek to reduce, but do not eliminate, the impact of currency exchange rate movements.

We generally hedge the risks of foreign currency-denominated repetitive working capital positions with offsetting foreign currency-denominated exchange transactions, using currency forward contracts or spot transactions.  Transaction gains and losses on these foreign currency-denominated working capital positions are generally offset by corresponding gains and losses on the related hedging instruments, usually resulting in reduced net exposure. At various times, we have currency exposure related to the British Pound Sterling, the Euro, and the Japanese Yen.  For example, in the United Kingdom, we have a sales office and a semiconductor wafer fabrication facility with revenues in U.S. Dollars and Euros, and expenses in British Pounds Sterling and U.S. Dollars. The Company does not hedge its revenues and expenses against changes in foreign currency exchange rates, as it does not perceive the net risk of changes to translated revenues and expenses from changes in exchange rates as significant enough at this time to justify hedging to mitigate this risk.

For our balance sheet transaction hedging program, we had approximately $24.1 million in notional amounts of forward contracts not designated as accounting hedges outstanding as of December 29, 2013.  Net realized and unrealized foreign‑currency gains (losses) related to foreign currency forward contracts recognized in earnings as a component of other expense, were $(0.1) million and $0.9 million for the three and six months ended December 29, 2013, and $0.3 million and $(2.1) million for the three and six months ended December 23, 2012, respectively.

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

At December 29, 2013, we had $503.5 million of total cash (excluding 1.4 million of restricted cash), cash equivalents and short-term investments, consisting of available-for-sale fixed income securities. We manage our total portfolio to encompass a diversified pool of investment‑grade securities. The average credit rating of our investment portfolio is AAA/Aaa. Our investment policy is to manage our total cash and investment balances to preserve principal and maintain liquidity, while achieving market returns on the investment portfolio. To the extent that certain investments in our portfolio of investments continue to have strategic value, we generally do not attempt to reduce or eliminate our market exposure. For securities that we no longer consider strategic, we evaluate legal, market, and economic factors in our decision on the timing of disposal. We may or may not enter into transactions to reduce or eliminate the market risks of our investments.

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
Our management, under the supervision and with the participation of our CEO and CFO, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of December 29, 2013.  Based upon this evaluation, our CEO and CFO concluded that, as of December 29, 2013, our disclosure controls and procedures were effective.
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

During the fiscal quarter ended December 29, 2013, there were no changes in internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a) None

(b) None

(c) Purchase of Equity Securities

The following provides information on a fiscal monthly basis for the quarter ended December 29, 2013, with respect to the Company’s purchases of equity securities under the authorized stock repurchase program:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number (or Approximate Dollar Value) of Shares that May Yet be Purchased Under the Plans or Programs
September 30, 2013 to October 27, 2013	—	—	—	$36,824,598
October 28, 2013 to November 24, 2013	—	—	—	$36,824,598
November 25, 2013 to December 29, 2013	—	—	—	$36,824,598

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

INTERNATIONAL RECTIFIER CORPORATION
Date: January 29, 2014	/s/ ILAN DASKAL
Ilan Daskal Chief Financial Officer (Principal Financial and Accounting Officer)