Form 10-Q
period 2014-03-30
INTERNATIONAL RECTIFIER CORP /DE/
filed 2014-05-01
CIK 316793

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 30, 2014
or
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒
There were 71,271,406 shares of the registrant's common stock, par value $1.00 per share, outstanding on April 23, 2014.

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

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

INTERNATIONAL RECTIFIER CORPORATION AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Three Months Ended		Nine Months Ended
	March 30, 2014	March 24, 2013	March 30, 2014	March 24, 2013
Revenues	$269,269	$224,268	$808,984	$700,582
Cost of sales	169,135	169,860	515,574	526,544
Gross profit	100,134	54,408	293,410	174,038

Selling, general and administrative expense	45,025	43,020	133,502	135,398
Research and development expense	32,710	28,876	97,669	94,450
Amortization of acquisition‑related intangible assets	1,605	1,663	4,865	5,023
Asset impairment, restructuring and other charges	1,624	880	4,041	14,787
Operating income (loss)	19,170	(20,031)	53,333	(75,620)
Other expense (income), net	451	(450)	2,723	969
Interest expense, net	28	64	34	24
Income (loss) before income taxes	18,691	(19,645)	50,576	(76,613)
Provision for (benefit from) income taxes	(449)	1,600	4,792	6,129
Net income (loss)	$19,140	$(21,245)	$45,784	$(82,742)

Net income (loss) per common share:
Basic	$0.27	$(0.31)	$0.64	$(1.20)
Diluted	$0.26	$(0.31)	$0.63	$(1.20)
Weighted average common shares outstanding:
Basic	71,248	69,273	71,075	69,234
Diluted	72,728	69,273	72,336	69,234

The accompanying notes are an integral part of these financial statements.

INTERNATIONAL RECTIFIER CORPORATION AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In thousands)

	Three Months Ended		Nine Months Ended
	March 30, 2014	March 24, 2013	March 30, 2014	March 24, 2013
Net income (loss)	$19,140	$(21,245)	$45,784	$(82,742)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments, net of tax effect of $0 for all periods presented	1,903	(13,586)	22,268	(2,955)
Unrealized gains (losses) on securities:
Unrealized holding gains (losses) on available-for-sale securities, net of tax effect of $0 for all periods presented	(867)	1,760	8,222	(77)
Other comprehensive income (loss)	1,036	(11,826)	30,490	(3,032)
Comprehensive income (loss)	$20,176	$(33,071)	$76,274	$(85,774)

The accompanying notes are an integral part of these financial statements.

INTERNATIONAL RECTIFIER CORPORATION AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

	March 30, 2014	June 30, 2013 (1)
ASSETS
Current assets:
Cash and cash equivalents	$541,288	$443,490
Restricted cash	637	611
Short-term investments	—	11,056
Trade accounts receivable, net of allowances	158,799	137,762
Inventories	241,982	232,315
Current deferred tax assets	4,974	4,948
Prepaid expenses and other current assets	31,359	33,002
Total current assets	979,039	863,184
Restricted cash	740	738
Property, plant and equipment, net	404,113	423,338
Goodwill	52,149	52,149
Acquisition‑related intangible assets, net	17,058	21,923
Long-term deferred tax assets	29,366	32,792
Other assets	63,175	59,088
Total assets	$1,545,640	$1,453,212
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$80,112	$89,312
Accrued income taxes	4,112	949
Accrued salaries, wages and commissions	40,713	39,719
Other accrued expenses	77,189	78,414
Total current liabilities	202,126	208,394
Long-term deferred tax liabilities	8,695	8,970
Other long-term liabilities	18,321	24,530
Total liabilities	229,142	241,894
Commitments and contingencies
Stockholders’ equity:
Common stock	77,559	76,590
Capital contributed in excess of par value	1,098,376	1,067,841
Treasury stock, at cost	(115,773)	(113,175)
Retained earnings	247,649	201,865
Accumulated other comprehensive income (loss)	8,687	(21,803)
Total stockholders’ equity	1,316,498	1,211,318
Total liabilities and stockholders’ equity	$1,545,640	$1,453,212

(1)	Amounts derived from the audited financial statements at June 30, 2013.

The accompanying notes are an integral part of these financial statements.

INTERNATIONAL RECTIFIER CORPORATION AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Nine Months Ended
	March 30, 2014	March 24, 2013
Cash flows from operating activities:
Net income (loss)	$45,784	$(82,742)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	65,393	68,562
Amortization of acquisition‑related intangible assets	4,865	5,023
Loss on disposal of fixed assets	180	4,333
Impairment of long-lived assets	—	2,791
Stock compensation expense	20,027	16,414
Gain on sale of investments	(36)	(8)
Other-than-temporary impairment of investments	—	350
Recovery of bad debts	—	(62)
Provision for inventory write‑downs	3,627	15,279
Loss on derivatives	1,161	165
Deferred income taxes	5,926	5,615
Changes in operating assets and liabilities, net	(36,880)	43,389
Other	(256)	2,522
Net cash provided by operating activities	109,791	81,631
Cash flows from investing activities:
Additions to property, plant and equipment	(35,836)	(60,924)
Proceeds from sale of property, plant and equipment	25	118
Sales of investments	36	52,131
Maturities of investments	11,000	21,500
Purchases of investments	—	(9,979)
Release from restricted cash	14	174
Net cash provided by (used in) investing activities	(24,761)	3,020
Cash flows from financing activities:
Proceeds from exercise of stock options	12,638	4,342
Purchase of treasury stock	(2,598)	(5,210)
Net settlement of restricted stock units for tax withholdings	(1,160)	(1,492)
Net cash provided by (used in) financing activities	8,880	(2,360)
Effect of exchange rate changes on cash and cash equivalents	3,888	(720)
Net increase in cash and cash equivalents	97,798	81,571
Cash and cash equivalents, beginning of period	443,490	305,423
Cash and cash equivalents, end of period	$541,288	$386,994

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
The Company's products include power metal oxide semiconductor field effect transistors ("MOSFETs"), high voltage analog and mixed signal integrated circuits ("HVICs"), low voltage analog and mixed signal integrated circuits ("LVICs"), digital integrated circuits ("ICs"), radiation‑resistant ("RAD-Hard") power MOSFETs, insulated gate bipolar transistors ("IGBTs"), Gallium Nitride ("GaN") based power devices, high reliability DC-DC converters, digital controllers, integrated power modules, and automotive product packages.
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
Fiscal Year and Quarter

The Company operates on a 52-53 week fiscal year with the fiscal year ending on the last Sunday in June. The three months ended March 2014 and 2013 each consisted of 13 weeks ending on March 30, 2014 and March 24, 2013, respectively. The nine months ended March 2014 and 2013 each consisted of 39 weeks ending on March 30, 2014 and March 24, 2013, respectively. The current fiscal year will consist of 52 weeks and end on June 29, 2014.

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

The financial assets and liabilities which are measured and recorded at fair value on a recurring basis are included within the following items on the Company’s consolidated balance sheet as of March 30, 2014 and June 30, 2013 (in thousands):

	As of March 30, 2014
Assets and Liabilities:	Total	Level 1	Level 2	Level 3
Prepaid expenses and other current assets	$35	$—	$35	$—
Other assets	37,606	35,895	—	1,711
Other long-term liabilities	(9,414)	(9,414)	—	—
Total	$28,227	$26,481	$35	$1,711

	As of June 30, 2013
Assets and Liabilities:	Total	Level 1	Level 2	Level 3
Short-term investments	$11,056	$6,004	$5,052	$—
Prepaid expenses and other current assets	19	—	19	—
Other assets	29,725	26,837	—	2,888
Other long-term liabilities	(8,326)	(8,326)	—	—
Total	$32,474	$24,515	$5,071	$2,888

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

INTERNATIONAL RECTIFIER CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

1. Business, Basis of Presentation and Summary of Significant Accounting Policies (Continued)

The Company determines at the end of the reporting period whether a given financial asset or liability is valued using Level 1, 2, or 3 inputs. During each of the three and nine months ended March 30, 2014 and March 24, 2013, there were no transfers between Level 1, Level 2, and Level 3 assets and liabilities.  The Company records its foreign currency forward contracts at fair value using Level 2 inputs based on readily observable market parameters for all substantial terms.

Level 3 Valuations

The following tables provide a reconciliation of the beginning and ending balance of items measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three months ended March 30, 2014 and March 24, 2013 (in thousands):

Level 3
Assets
Derivatives
Beginning balance at December 29, 2013	$1,930
Total losses (realized or unrealized) included in other expense, net	(219)
Ending balance at March 30, 2014	$1,711

Level 3
Assets
Derivatives
Beginning balance at December 23, 2012	$3,036
Total losses (realized or unrealized) included in other expense, net	(91)
Ending balance at March 24, 2013	$2,945

INTERNATIONAL RECTIFIER CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

1. Business, Basis of Presentation and Summary of Significant Accounting Policies (Continued)

The following tables provide a reconciliation of the beginning and ending balance of items measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the nine months ended March 30, 2014 and March 24, 2013 (in thousands):

Level 3
Assets
Derivatives
Beginning balance at June 30, 2013	$2,888
Total losses (realized or unrealized) included in other expense, net	(1,177)
Ending balance at March 30, 2014	$1,711

Level 3
Assets
Derivatives
Beginning balance at June 24, 2012	$2,834
Total gains (realized or unrealized) included in other expense, net	111
Ending balance at March 24, 2013	$2,945

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

The Company accounts for the Put Option as a derivative instrument not designated as an accounting hedge. The fair value was determined using the Black-Scholes option pricing model. The model uses inputs such as exercise price, fair market value of the underlying common stock, expected life (years), expected volatility, risk-free rate equivalent, and dividend yield. The expected life is the remaining life of the Put Option. Expected volatility is based on historical volatility of the underlying common stock. As of March 30, 2014, the Company determined that significant changes in the above assumptions would not materially affect the fair value of the Put Option. Additionally, the model relies on the material assumption that the issuer of the Put Option will uphold its financial obligation up to its common equity value should the Company exercise the Company’s right to put the associated number of common shares back to the issuer at a fixed price in local currency.

INTERNATIONAL RECTIFIER CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

1. Business, Basis of Presentation and Summary of Significant Accounting Policies (Continued)

Non-Recurring Fair Value Measurements

During the three and nine months ended March 30, 2014, the Company did not record any other-than-temporary impairments on financial assets required to be measured at fair value on a nonrecurring basis. For the three and nine months ended March 24, 2013, the Company measured at fair value, on a non-recurring basis, the carrying values of certain equipment in its research and development group, its Newport, Wales, and Mexico manufacturing facilities, and a subcontractor facility located in southeast Asia, due to the non-use of that equipment. During the three months ended March 24, 2013, the Company determined that the carrying values of certain assets located at the subcontractor facility of $0.3 million exceeded their estimated fair values of zero. The fair values were determined using the market approach, which considered the estimated fair value of the equipment using significant unobservable inputs (Level 3) obtained from third party equipment brokerage firms. In addition to the above, during the nine months ended March 24, 2013, the Company determined that the carrying values of certain assets in its research and development group, and manufacturing facilities located in Newport, Wales, and Mexico of $8.7 million exceeded their estimated fair values of $4.0 million. The fair values were determined using the market approach, which considered the estimated fair value of the equipment using significant unobservable inputs (Level 3) obtained from third party equipment brokerage firms. Consequently, during the three and nine months ended March 24, 2013, the Company recorded impairment charges of $0.3 million and $5.0 million, respectively, which represented the excess of the carrying values of the assets over the fair values, less the estimated cost to sell.

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

Available-for-sale securities as of March 30, 2014 are summarized as follows (in thousands):

	Amortized Costs	Gross Unrealized Gain	Gross Unrealized Loss	Net Unrealized Gain	Market Value
Other Assets:
Equity securities	$11,631	$14,005	$—	$14,005	$25,636

Available-for-sale securities as of June 30, 2013 are summarized as follows (in thousands):

	Amortized Costs	Gross Unrealized Gain	Gross Unrealized Loss	Net Unrealized Gain	Market Value
Short-Term Investments:
Corporate debt	$—	$40	$—	$40	$40
U.S. government and agency obligations	11,007	9	—	9	11,016
Total short-term investments	$11,007	$49	$—	$49	$11,056
Other Assets:
Equity securities	$11,631	$5,739	$(5)	$5,734	$17,365

The Company's investment policy is to manage its total cash and investments balances to preserve principal and maintain liquidity while achieving market returns on the investment portfolio.

The Company also holds as strategic investments the common stock of three publicly traded foreign companies. The common stock of the three companies is shown as “Equity securities” in the table above and is included in other assets on the consolidated balance sheets. The common shares of the publicly traded companies are traded on either the Tokyo Stock Exchange or the Taiwan Stock Exchange. The Company holds an option on one of the strategic investments to put the associated number of common shares back to the issuer at a fixed price in local currency (which is described as the “Put Option” in Note 1). The Put Option became effective September 1, 2009 and is reported at fair value. As of March 30, 2014, the fair value of the Put Option was $1.7 million, with changes in fair value recorded in other expense, net (See Note 3, “Derivative Financial Instruments”). Dividend income from these investments was $0.1 million and $0.2 million for the three and nine months ended March 30, 2014, respectively, and $0.1 million and $0.2 million for the three and nine months ended March 24, 2013, respectively.

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

There were no other-than-temporary impairments recorded for the Company's investments during the three and nine months ended March 30, 2014. During both the three and nine months ended March 24, 2013, total other-than-temporary impairments were $0.4 million.

INTERNATIONAL RECTIFIER CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

2. Investments (Continued)

Unrealized loss positions are measured and determined at each fiscal quarter end. There were no available-for-sale investments in a gross unrealized loss position as of March 30, 2014. The following table summarizes the fair value and gross unrealized losses related to available-for-sale investments, aggregated by type of investment and length of time that individual securities were held in a loss position as of June 30, 2013 (in thousands):

	Securities held in a loss position for less than 12 months at June 30, 2013		Securities held in a loss position for 12 months or more at June 30, 2013		Total in a loss position at June 30, 2013
	Market Value	Gross Unrealized Losses	Market Value	Gross Unrealized Losses	Market Value	Gross Unrealized Losses
Equity Securities	$1,052	$(5)	$—	$—	$1,052	$(5)
Total	$1,052	$(5)	$—	$—	$1,052	$(5)

During the three months ended March 30, 2014 and March 24, 2013, there were no sales of available-for-sale securities. During nine months ended March 30, 2014, the Company sold a de minimis amount of available-for-sale securities, and the related total proceeds and gross realized gains and (losses) were also de minimis. Available-for-sale securities were sold for total proceeds of $52.1 million during the nine months ended March 24, 2013, and gross realized gains and (losses) were de minimis. The cost of marketable securities sold was determined by the first-in, first-out method.

Fair Value of Investments

The following tables present the balances of investments measured at fair value on a recurring basis, by type of investment (in thousands):

	As of March 30, 2014
	Total	Level 1	Level 2	Level 3
Equity securities-strategic investments	25,636	25,636	—	—
Total securities at fair value	$25,636	$25,636	$—	$—

	As of June 30, 2013
	Total	Level 1	Level 2	Level 3
Corporate debt	$40	$—	$40	$—
U.S. government and agency obligations	11,016	6,004	5,012	—
Equity securities-strategic investments	17,365	17,365	—	—
Total securities at fair value	$28,421	$23,369	$5,052	$—

INTERNATIONAL RECTIFIER CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

3. Derivative Financial Instruments

The Company is exposed to financial market risks, including fluctuations in interest rates, foreign currency exchange rates and market value risk related to its investments. The Company uses derivative financial instruments primarily to mitigate foreign exchange rate risks, but also as part of its strategic investment program. In the normal course of business, the Company also faces risks that are either non-financial or non-quantifiable. Such risks principally include country risk, credit risk and legal risk, and are not discussed or quantified in the following analysis. As of March 30, 2014, the Company’s only derivatives were currency forward contracts which were not designated as accounting hedges, the Put Option (See Note 2, “Investments”), and a call option on the equity of a private domestic company. The private domestic company is a development stage entity, and as such, the Company is unable to determine the fair value of the call option at this time.

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

Foreign Currency Exchange Rates

A significant amount of the Company's revenues, expenses, and capital purchasing transactions are conducted on a global basis in several foreign currencies. To protect against exposure to currency exchange rate fluctuations, the Company has established a balance sheet transaction risk hedging program. Through this hedging program, the Company seeks to reduce, but does not eliminate, the impact of currency exchange rate movements.

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

For its balance sheet transaction risk hedging program, the Company had approximately $10.8 million in notional amounts of forward contracts not designated as accounting hedges outstanding at March 30, 2014.  Net realized and unrealized foreign currency gains (losses) related to foreign currency forward contracts not designated as accounting hedges, recognized in earnings as a component of other expense, net, were $0.1 million and $0.9 million for the three and nine months ended March 30, 2014, respectively, and $2.1 million and de minimis for the three and nine months ended March 24, 2013, respectively.

INTERNATIONAL RECTIFIER CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

3. Derivative Financial Instruments (Continued)

At March 30, 2014 and June 30, 2013, the fair value carrying amounts of the Company’s derivative instruments were as follows (in thousands):

	March 30, 2014
	Derivative Assets
	Balance Sheet Location	Fair Value
Put Option	Other assets	$1,711
Currency forward contracts	Prepaid expenses and other current assets	35
Total		$1,746

	June 30, 2013
	Derivative Assets
	Balance Sheet Location	Fair Value
Put Option	Other assets	$2,888
Currency forward contracts	Prepaid expenses and other current assets	19
Total		$2,907

The gain (loss) recognized in earnings as a component of other expense, net, for the Company’s derivatives not designated as hedging instruments during the three and nine months ended March 30, 2014 and March 24, 2013 was comprised of the following (in thousands):

	Three Months Ended		Nine Months Ended
	March 30, 2014	March 24, 2013	March 30, 2014	March 24, 2013
Put Option	$(219)	$(91)	$(1,177)	$111
Currency forward contracts	66	2,098	931	(46)
Total	$(153)	$2,007	$(246)	$65

INTERNATIONAL RECTIFIER CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

3. Derivative Financial Instruments (Continued)

Fair Value

The following tables present derivative instruments measured at fair value on a recurring basis as of March 30, 2014 and June 30, 2013 (in thousands):

	March 30, 2014
	Total	Level 1	Level 2	Level 3
Put Option	$1,711	$—	$—	$1,711
Foreign currency derivatives:
Assets	35	—	35	—
Total derivative instruments at fair value, net	$1,746	$—	$35	$1,711

	June 30, 2013
	Total	Level 1	Level 2	Level 3
Put Option	$2,888	$—	$—	$2,888
Foreign currency derivatives:
Assets	19	—	19	—
Total derivative instruments at fair value	$2,907	$—	$19	$2,888

4. Supplemental Cash Flow Disclosures

Components of the changes in operating assets and liabilities during the nine months ended March 30, 2014 and March 24, 2013 were comprised of the following (in thousands):

	Nine Months Ended
	March 30, 2014	March 24, 2013
Trade accounts receivable	$(19,963)	$31,933
Inventories	(10,053)	46,761
Prepaid expenses and other current assets	5,592	2,888
Accounts payable	(8,724)	(12,913)
Accrued salaries, wages and commissions	723	(6,077)
Deferred compensation	482	(544)
Accrued income taxes	4,248	(4,756)
Other accrued expenses	(9,185)	(13,903)
Changes in operating assets and liabilities, net	$(36,880)	$43,389

5. Inventories

At March 30, 2014 and June 30, 2013, inventories were comprised of the following (in thousands):

	March 30, 2014	June 30, 2013
Raw materials	$51,994	$58,471
Work-in-process	118,104	97,158
Finished goods	71,884	76,686
Total inventories	$241,982	$232,315

INTERNATIONAL RECTIFIER CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

6. Goodwill and Acquisition-Related Intangible Assets

At March 30, 2014 and June 30, 2013, acquisition‑related intangible assets included the following (in thousands):

		March 30, 2014
	Amortization Periods (Years)	Gross Carrying Amount	Accumulated Amortization	Net
Completed technology	4 - 12	$52,045	$(42,619)	$9,426
Customer lists	5 - 12	10,430	(7,951)	2,479
Intellectual property and other	2 - 15	16,763	(11,610)	5,153
Total acquisition‑related intangible assets		$79,238	$(62,180)	$17,058

		June 30, 2013
	Amortization Periods (Years)	Gross Carrying Amount	Accumulated Amortization	Net
Completed technology	4 - 12	$52,045	$(39,163)	$12,882
Customer lists	5 - 12	10,430	(7,313)	3,117
Intellectual property and other	2 - 15	16,763	(10,839)	5,924
Total acquisition‑related intangible assets		$79,238	$(57,315)	$21,923

INTERNATIONAL RECTIFIER CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

6. Goodwill and Acquisition-Related Intangible Assets

As of March 30, 2014, the following table represents the total estimated amortization of intangible assets for the remainder of fiscal year 2014 and the five succeeding fiscal years (in thousands):

		Fiscal Year
	Total	2014	2015	2016	2017	2018	2019 and thereafter
Estimated amortization expense	$17,058	$1,555	$6,220	$4,681	$1,463	$897	$2,242

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
At March 30, 2014 and June 30, 2013, the carrying amount of goodwill by reportable segment was as follows (in thousands):

Business Segments:	March 30, 2014	June 30, 2013
Energy Saving Products	$33,190	$33,190
HiRel	18,959	18,959
Total goodwill	$52,149	$52,149

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

The terms of the Credit Agreement require the Company to comply with certain financial tests, and include various affirmative and negative covenants, representations and warranties, conditions and events of default. Additionally, the Credit Facility is subject to a commitment fee on the unused portion at an initial rate equal to 0.25 percent per annum. As of March 30, 2014, the Company was in compliance with the financial covenants, and there were no amounts outstanding under the Credit Facility.

Bank Letters of Credit

At March 30, 2014, the Company had $0.7 million of outstanding letters of credit. These letters of credit are secured by cash collateral provided by the Company equal to their face amount.

8. Other Accrued Expenses

At March 30, 2014 and June 30, 2013, other accrued expenses were comprised of the following (in thousands):

	March 30, 2014	June 30, 2013
Sales returns	$38,136	$33,902
Accrued accounting and legal costs	5,256	8,108
Deferred revenue	12,855	9,678
Accrued warranty	1,744	1,992
Accrued utilities	2,296	2,516
Accrued repurchase obligation	1,920	4,759
Accrued sales and other taxes	5,126	3,053
Accrued subcontractor costs	1,261	1,307
Accrued rent	2,693	4,858
Other	5,902	8,241
Total other accrued expenses	$77,189	$78,414

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

INTERNATIONAL RECTIFIER CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

8. Other Accrued Expenses (Continued)

The following table details the changes in the Company’s warranty reserve for the nine months ended March 30, 2014, which is included in other accrued expenses in the table above (in thousands):

Accrued warranty, June 30, 2013	$1,992
Accruals for warranties issued during the period	1,811
Changes in estimates related to pre-existing warranties	(16)
Warranty claim settlements	(2,043)
Accrued warranty, March 30, 2014	$1,744

9. Other Long-Term Liabilities

At March 30, 2014 and June 30, 2013, other long-term liabilities were comprised of the following (in thousands):

	March 30, 2014	June 30, 2013
Income taxes payable	$3,144	$12,344
Deferred compensation	11,148	9,903
Other	4,029	2,283
Total other long-term liabilities	$18,321	$24,530

Fair Value of Long-term Liabilities

The following tables present the long-term liabilities and the related assets measured at fair value on a recurring basis as of March 30, 2014 and June 30, 2013 (in thousands):

	March 30, 2014
	Total	Level 1	Level 2	Level 3
Employee deferred compensation plan liability	$9,414	$9,414	$—	$—
Assets of employee deferred compensation plan (reported in other assets)	10,259	10,259	—	—

	June 30, 2013
	Total	Level 1	Level 2	Level 3
Employee deferred compensation plan liability	$8,326	$8,326	$—	$—
Assets of employee deferred compensation plan (reported in other assets)	9,472	9,472	—	—

INTERNATIONAL RECTIFIER CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

10. Changes in Accumulated Other Comprehensive Income (Loss)

The following table details the changes in the Company’s accumulated other comprehensive income (loss) balance for the nine months ended March 30, 2014 (net of tax effect of $0, in thousands):

	Foreign Currency Translation Adjustments	Unrealized Gain (Loss) on Available-For-Sale Securities	Total
Balance at June 30, 2013	$(22,266)	$463	$(21,803)
Other comprehensive income before reclassifications	22,268	8,258	30,526
Amounts reclassified from accumulated other comprehensive income (loss)	—	(36)	(36)
Net other comprehensive income	$22,268	$8,222	$30,490
Balance at March 30, 2014	$2	$8,685	$8,687

As a result of sales of available-for-sale securities, the Company reclassified a de minimis amount from accumulated other comprehensive income (loss) to earnings as a component of interest income, net, for the three and nine months ended March 30, 2014. There were no amounts reclassified from accumulated other comprehensive income (loss) for both the three and nine months ended March 24, 2013.

11. Stock‑Based Compensation

The Company issues new shares to fulfill the obligations under all of its stock‑based compensation awards.  Such shares are subject to registration under applicable securities laws, including the rules and regulations promulgated by the SEC, unless an applicable exemption applies.

During the nine months ended March 30, 2014, the Company granted an aggregate of 8,500 stock options to Company employees under its 2011 Performance Incentive Plan (the "2011 Plan").  Subject to the terms and conditions of the 2011 Plan and applicable award documentation, such awards generally vest and become exercisable in equal installments over each of the first three anniversaries of the date of grant, with a maximum award term of five years.

The following table summarizes the stock option activity for the nine months ended March 30, 2014 (in thousands, except per share price data):

	Stock Option Shares	Weighted Average Option Exercise Price per Share	Weighted Average Grant Date Fair Value per Share	Aggregate Intrinsic Value
Outstanding, June 30, 2013	1,187	$17.08		$4,978
Granted	9	$24.56	$6.67
Exercised	(798)	$15.91		$6,848
Expired or forfeited	(18)	$14.82
Outstanding, March 30, 2014	380	$19.81		$2,875

For the nine months ended March 30, 2014 and March 24, 2013, the Company received proceeds of $12.7 million and $4.3 million, respectively, as a result of the exercise of stock options issued under its stock based compensation plans. There were no tax benefits realized from issuance of stock-based awards for each of the three and nine months ended March 30, 2014 and March 24, 2013.

INTERNATIONAL RECTIFIER CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

11. Stock-Based Compensation (Continued)

During the nine months ended March 30, 2014, the Company granted 26,950 Restricted Stock Units ("RSUs") to employees, and 43,704 RSUs to members of the Board of Directors (the "Board"), in each case under the 2011 Plan. The RSUs provided for vesting over a period of service, subject to the terms and conditions of the 2011 Plan and the applicable award documentation. For the RSU awards made to employees, the vesting of awards generally takes place in equal installments over each of the first three anniversaries of the date of grant. The RSU awards made to members of the Board were made as part of the Board’s annual director compensation program, under which the vesting of RSU awards takes place generally on the first anniversary of the date of grant.

The following table summarizes the RSU activity for the nine months ended March 30, 2014 (in thousands, except per share price data):

	Restricted Stock Units	Weighted Average Grant Date Fair Value Per Share	Aggregate Intrinsic Value
Outstanding, June 30, 2013	3,696	$21.31	$77,394
Granted	71	$24.72
Vested	(226)	$19.12	$5,183
Expired or forfeited	(121)	$21.88
Outstanding, March 30, 2014	3,420	$21.51	$91,991

The Company's stock-based compensation plans permit the reduction of a participant’s RSUs for purposes of settling a participant’s income tax withholding obligation. During the nine months ended March 30, 2014, the Company withheld RSUs representing 54,998 underlying shares to fund participant income tax withholding obligations.

Additional information relating to the Company’s stock based compensation plans, including employee stock options and RSUs at March 30, 2014 and June 30, 2013 is as follows (in thousands):

	March 30, 2014	June 30, 2013
Outstanding options exercisable	283	1,039
Options and RSUs available for grant	6,124	6,040
Total reserved common stock shares for stock option plans	9,924	10,923

Forfeitures are estimated at the time of grant. Based on the Company’s historical exercise and termination data, a four percent forfeiture rate is assumed for the majority of the options and RSUs.

For the three and nine months ended March 30, 2014 and March 24, 2013, stock‑based compensation expense associated with the Company’s stock options and RSUs was as follows (in thousands):

	Three Months Ended		Nine Months Ended
	March 30, 2014	March 24, 2013	March 30, 2014	March 24, 2013
Cost of sales	$1,330	$1,021	$3,940	$3,302
Selling, general and administrative expense	3,233	2,693	9,883	8,711
Research and development expense	1,975	1,583	6,204	4,401
Total stock‑based compensation expense	$6,538	$5,297	$20,027	$16,414

INTERNATIONAL RECTIFIER CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

11. Stock-Based Compensation (Continued)

The total unrecognized compensation expense for outstanding stock options and RSUs was $33.2 million as of March 30, 2014. The weighted average number of years to recognize the total compensation expense for stock options and RSUs are 1.7 and 1.7, respectively.

The fair value of the stock options associated with the above compensation expense for the nine months ended March 30, 2014 and March 24, 2013 was determined at the grant date using the Black‑Scholes option pricing model with the following weighted average assumptions:

	March 30, 2014	March 24, 2013
Expected life	3.5 years	3.5 years
Risk free interest rate	0.67%	0.40%
Volatility	35.89%	37.57%
Dividend yield	0.00%	0.00%

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

INTERNATIONAL RECTIFIER CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

12. Asset Impairment, Restructuring and Other Charges (Recoveries) (Continued)

The following tables summarize the total asset impairment, restructuring and other charges (recoveries) by initiative for the three and nine months ended March 30, 2014 and March 24, 2013 (in thousands):

	Three Months Ended
Fiscal Year 2013 Initiatives	March 30, 2014
	El Segundo Fabrication Facility Closure Initiative	Newport Fabrication Facility Resizing Initiative	Other Cost Reduction Activities Initiative	Total
Reported in asset impairment, restructuring and other charges:
Asset impairment	$—	$—	$—	$—
Severance and workforce reduction costs	—	—	—	—
Decommissioning costs	—	81	—	81
Relocation and re-qualification costs	—	1,543	—	1,543
Total asset impairment, restructuring and other charges	$—	$1,624	$—	$1,624

	Three Months Ended
Fiscal Year 2013 Initiatives	March 24, 2013
	El Segundo Fabrication Facility Closure Initiative	Newport Fabrication Facility Resizing Initiative	Other Cost Reduction Activities Initiative	Total
Reported in asset impairment, restructuring and other charges:
Asset impairment	$—	$9	$—	$9
Severance and workforce reduction costs (recoveries)	(5)	—	205	200
Decommissioning costs	—	—	—	—
Relocation and re-qualification costs	142	529	—	671
Total asset impairment, restructuring and other charges	$137	$538	$205	$880

	Nine Months Ended
Fiscal Year 2013 Initiatives	March 30, 2014
	El Segundo Fabrication Facility Closure Initiative	Newport Fabrication Facility Resizing Initiative	Other Cost Reduction Activities Initiative	Total
Reported in asset impairment, restructuring and other charges:
Asset impairment	$—	$—	$—	$—
Severance and workforce reduction costs (recoveries)	(22)	141	—	119
Decommissioning costs	—	258	—	258
Relocation and re-qualification costs	4	3,660	—	3,664
Total asset impairment, restructuring and other charges (recoveries)	$(18)	$4,059	$—	$4,041

INTERNATIONAL RECTIFIER CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

12. Asset Impairment, Restructuring and Other Charges (Recoveries) (Continued)

	Nine Months Ended
Fiscal Year 2013 Initiatives	March 24, 2013
	El Segundo Fabrication Facility Closure Initiative	Newport Fabrication Facility Resizing Initiative	Other Cost Reduction Activities Initiative	Total
Reported in asset impairment, restructuring and other charges:
Asset impairment	$178	$675	$1,062	$1,915
Severance and workforce reduction costs	5,852	597	4,993	11,442
Decommissioning costs	—	55	—	55
Relocation and re-qualification costs	352	1,023	—	1,375
Total asset impairment, restructuring and other charges	$6,382	$2,350	$6,055	$14,787

In addition to the amounts in the tables above, other charges related to the restructuring initiatives recorded in cost of sales were $0.5 million and $1.6 million for the three and nine months ended March 30, 2014, respectively, and $0.2 million and $1.4 million for the three and nine months ended March 24, 2013, respectively. These charges, which were primarily for accelerated depreciation, are not classifiable as restructuring costs, and were recorded in cost of sales.

The following table summarizes changes in the Company's restructuring related accruals related to its fiscal year 2013 initiatives for the nine months ended March 30, 2014, which are included in accrued salaries, wages, and commissions on the balance sheet (in thousands):

Fiscal Year 2013 Initiatives	El Segundo Fabrication Facility Closure Initiative	Newport Fabrication Facility Resizing Initiative	Other Cost Reduction Activities Initiative	Total
Accrued severance and workforce reduction costs at June 30, 2013	$197	$—	$—	$197
Accrued (recovered) during the period and charged to asset impairment, restructuring and other charges	(22)	141	—	119
Costs paid during the period	(35)	(141)	—	(176)
Accrued severance and workforce reduction costs at March 30, 2014	$140	$—	$—	$140

Fiscal Year 2013 El Segundo Fabrication Facility Closure Initiative

During fiscal year 2013, the Company adopted a restructuring plan to close its El Segundo wafer fabrication facility. The closure took place in March 2013. During both the three and nine months ended March 30, 2014, the Company incurred de minimis asset impairment, restructuring and other charges (recoveries). The Company incurred asset impairment, restructuring and other charges of $0.1 million and $6.4 million during the three and nine months ended March 24, 2013, respectively. In connection with the plan, the Company estimates total pre-tax costs of $6.4 million. The estimated total costs consist of $5.8 million of severance and workforce reduction costs, $0.4 million of relocation and re-qualification costs, and $0.2 million of asset impairment costs.

In addition to the restructuring charges above, the Company recorded $0.2 million and $1.4 million of other charges related to the restructuring initiative in cost of sales for the three and nine months ended March 24, 2013, respectively. These other charges, which were for accelerated depreciation and inventory write-downs, are not classifiable as restructuring costs, and affected the Energy Saving Products reporting segment. The Company recorded no such charges during either the three or nine months ended March 30, 2014.

INTERNATIONAL RECTIFIER CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

12. Asset Impairment, Restructuring and Other Charges (Recoveries) (Continued)

During both the three and nine months ended March 30, 2014, the Company made de minimis cash payments for this initiative. During the three and nine months ended March 24, 2013, cash payments for this initiative were $2.9 million and $5.3 million, respectively. Remaining cash payments are estimated to be approximately $0.1 million through December 2014.

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

Fiscal Year 2013 Newport Fabrication Facility Resizing Initiative

During fiscal year 2013, the Company adopted a restructuring plan to resize its wafer fabrication facility in Newport, Wales. The resizing of the facility is planned to take place in several phases, and is expected to be completed by the middle of calendar year 2015. The Company incurred $1.6 million and $4.1 million of asset impairment, restructuring and other charges for the three and nine months ended March 30, 2014, respectively. The Company incurred $0.5 million and $2.4 million of asset impairment, restructuring and other charges for the three and nine months ended March 24, 2013, respectively. In connection with the plan, the Company estimates total pre-tax costs of approximately $16.8 million. These consist of approximately $0.7 million of asset impairment costs, $3.3 million of severance and workforce reduction costs, $4.9 million of decommissioning costs, and $7.9 million of relocation and re-qualification costs.

In addition to the restructuring charges above, the Company recorded $0.5 million and $1.6 million of other charges related to the restructuring initiative in cost of sales for the three and nine months ended March 30, 2014, respectively. These other charges, which were for accelerated depreciation, are not classifiable as restructuring costs. The Company recorded no such charges during each of the three and nine months ended March 24, 2013.

Cash payments for this initiative were $1.6 million and $4.1 million for the three and nine months ended March 30, 2014, respectively, and $0.5 million and $1.7 million for the three and nine months ended March 24, 2013, respectively. Remaining cash payments for this initiative are estimated to be approximately $8.6 million.

Fiscal Year 2013 Other Cost Reduction Activities Initiative (completed in fiscal year 2013)

During fiscal year 2013, the Company completed all actions for this initiative. These actions included reducing (i) capacity at manufacturing facilities in Mexico, California, and Arizona, and (ii) administrative and research and development costs around the world. As part of the plan, the Company incurred approximately $5.0 million of severance and workforce reduction costs during the nine months ended March 24, 2013. The severance and workforce reduction costs recorded during the three months ended March 24, 2013 included $0.2 million for research and development functions. During the nine months ended March 24, 2013, severance and workforce reduction costs included $2.6 million related to manufacturing functions, $1.1 million for general and administrative functions, and $1.3 million for research and development functions.

During the nine months ended March 24, 2013, the Company incurred $1.1 million of asset impairment costs for the planned disposition of certain manufacturing equipment related to its manufacturing facility in Mexico. During the three and nine months ended March 24, 2013, cash payments for this initiative were $1.1 million and $4.9 million, respectively.

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

For the three and nine months ended March 30, 2014 and March 24, 2013, revenues and gross margin by reportable segments were as follows (in thousands, except percentages):

	Three Months Ended
	March 30, 2014			March 24, 2013
Business Segment	Revenues	Percentage of Total	Gross Margin	Revenues	Percentage of Total	Gross Margin
Power Management Devices	$96,868	36.0%	30.9%	$85,209	38.0%	21.0%
Energy Saving Products	53,808	20.0	33.7	43,614	19.4	12.2
Automotive Products	37,901	14.1	28.4	31,107	13.9	22.0
Enterprise Power	32,057	11.9	45.3	20,488	9.1	36.1
HiRel	48,323	17.9	54.9	43,554	19.4	38.4
Customer Segments Total	268,957	99.9	37.1	223,972	99.9	24.2
Intellectual Property	312	0.1	100.0	296	0.1	100.0
Consolidated Total	$269,269	100.0%	37.2%	$224,268	100.0%	24.3%

	Nine Months Ended
	March 30, 2014			March 24, 2013
Business Segment	Revenues	Percentage of Total	Gross Margin	Revenues	Percentage of Total	Gross Margin
Power Management Devices	$301,712	37.3%	30.6%	$259,309	37.0%	18.7%
Energy Saving Products	150,894	18.7	32.7	124,244	17.7	13.6
Automotive Products	110,728	13.7	30.6	88,359	12.6	14.7
Enterprise Power	97,501	12.1	41.7	86,947	12.4	33.3
HiRel	147,321	18.2	51.8	139,029	19.8	46.5
Customer Segments Total	808,156	99.9	36.2	697,888	99.6	24.6
Intellectual Property	828	0.1	100.0	2,694	0.4	75.5
Consolidated Total	$808,984	100.0%	36.3%	$700,582	100.0%	24.8%

INTERNATIONAL RECTIFIER CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

14. Income Taxes

The Company accounts for its provision for income taxes in accordance with Accounting Standards Codification (“ASC”) 740, Income Taxes. In accordance with ASC 740, the Company uses an estimate of its annual effective rate for the full fiscal year in computing the year-to-date provision for income taxes for the interim periods, including federal, foreign, state and local income taxes.  The effective tax rate differs from the statutory U.S. income tax rate due to changes in the reserve for uncertain tax positions, taxes in foreign jurisdictions, withholding and other taxes. The Company recorded a tax benefit of $0.4 million and a tax expense of $4.8 million for the three and nine months ended March 30, 2014, respectively, and a tax expense of $1.6 million and $6.1 million for the three and nine months ended March 24, 2013, respectively.

The Company evaluates its net deferred income tax assets quarterly to determine if valuation allowances are required. Based on the consideration of all available evidence using a “more-likely-than-not” standard, as of March 30, 2014, the Company has determined that the valuation allowance established against its federal and state deferred tax assets in the U.S. should remain in place through fiscal year 2014.  These valuation allowances relate to the Company's beginning of fiscal year 2014 balances of reserves, which were initially established during fiscal year 2009.

The Company operates in multiple foreign jurisdictions with lower statutory tax rates compared to the U.S., and its operations in Singapore generally have the most significant impact on the Company’s overall effective tax rate. During fiscal year 2011, the Company was granted incentives, which were then amended in fiscal year 2013, by the Singapore Economic Development Board. The incentives are conditioned upon the Company meeting certain employment and investment thresholds which have been met to date, and are expected to be met in future periods. As a result of these incentives, the Company operates under a tax holiday in Singapore, effective from December 27, 2010 through December 26, 2022. The Company did not realize a benefit from this tax holiday for this reporting period.

The Company established liabilities for possible assessments by tax authorities resulting from known tax exposures including, but not limited to, international tax positions and certain tax credits, and management believes that an appropriate provision has been made for any adjustments that may result from tax examinations. However, the outcome of tax audits cannot be predicted with certainty. If any conclusions arising from the tax audits are resolved in a manner not consistent with management's expectations, the Company would be required to adjust its provision for income tax in the period in which such resolution occurs. During the three months ended March 30, 2014, the Company's reserve for uncertain tax positions decreased by $0.4 million primarily due to lapses in applicable statutes of limitation in various foreign jurisdictions.

As of March 30, 2014, U.S. income taxes have been provided on approximately $25.1 million of undistributed earnings of foreign subsidiaries. The amount represents excess cash held by foreign subsidiaries not required for working capital, capital expenditures and other needs of the foreign subsidiaries. The remaining unrepatriated foreign earnings are considered by the Company to be invested indefinitely.

Pursuant to Sections 382 and 383 of the U.S. Internal Revenue Code (the "Code"), the utilization of net operating losses (“NOLs”) and other tax attributes may be subject to substantial limitations if certain ownership changes occur during a three-year testing period (as defined under the Code). As of March 30, 2014, the Company does not believe an ownership change has occurred that would limit the Company's utilization of any NOL, credit carry forward or other related tax attributes.

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
The table below provides a computation of basic and diluted earnings per share for the three and nine months ended March 30, 2014 and March 24, 2013 (in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	March 30, 2014	March 24, 2013	March 30, 2014	March 24, 2013
Net income (loss)	$19,140	$(21,245)	$45,784	$(82,742)
Net income (loss) per common share – basic
Basic weighted average common shares outstanding	71,248	69,273	71,075	69,234
Basic net income (loss) per common share	$0.27	$(0.31)	$0.64	$(1.20)
Net income (loss) per common share – diluted
Basic weighted average common shares outstanding	71,248	69,273	71,075	69,234
Effect of dilutive securities – stock options and RSU’s	1,480	—	1,261	—
Diluted weighted average common shares outstanding	72,728	69,273	72,336	69,234
Diluted net income (loss) per common share	$0.26	$(0.31)	$0.63	$(1.20)

For the three and nine months ended March 30, 2014, de minimis shares of common stock equivalents were anti-dilutive and were not included in the computation of diluted earnings per share for these periods. For the three and nine months ended March 24, 2013, 1.2 million and 2.2 million shares of common stock equivalents, respectively, were anti-dilutive and were not included in the computation of diluted earnings per share for these periods. In addition, for both the three and nine months ended March 30, 2014, 0.8 million shares of contingently issuable RSUs for which all necessary conditions had not been met were not included in the computation of diluted earnings per share.

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

During the three and nine months ended March 30, 2014, the Company repurchased approximately 0.1 million shares for approximately $2.6 million. To date, the Company has purchased approximately 6.3 million shares for approximately $115.8 million under the program. As of March 30, 2014, the Company had not canceled the repurchased shares of common stock, and as such, they are reflected as treasury stock in the March 30, 2014 and June 30, 2013 condensed consolidated balance sheets.

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
Introduction

The following discussion and analysis provides information we believe is relevant to an assessment and understanding of our consolidated results of operations and financial condition. This discussion should be read in conjunction with our condensed consolidated financial statements and accompanying notes for the three and nine months ended March 30, 2014. The discussion includes:

•	Overview

•	Results of Operations

•	Liquidity and Capital Resources

•	Critical Accounting Polices and Estimates

Overview

Our revenues were $269.3 million and $224.3 million for the three months ended March 30, 2014 and March 24, 2013, respectively, and $809.0 million and $700.6 million for the nine months ended March 30, 2014 and March 24, 2013, respectively. For the three and nine months ended March 30, 2014, the revenue increases of $45.0 million or 20.1 percent, and $108.4 million or 15.5 percent, respectively, were primarily due to increases in customer demand in all of our customer segments. We currently expect revenues for the fourth quarter of fiscal year 2014 to be between $280 million and $295 million.

Our gross margin percentage improved by 12.9 percentage points to 37.2 percent and by 11.5 percentage points to 36.3 percent for the three and nine months ended March 30, 2014, compared to the three and nine months ended March 24, 2013, respectively. The increase in gross margin percentage was primarily driven by lower manufacturing costs and improved factory utilization. We currently expect our gross margin percentage for the fourth quarter of fiscal year 2014 to be between 35.8 percent and 36.3 percent.

Our SG&A expense increased by $2.0 million and decreased by $1.9 million for the three and nine months ended March 30, 2014, compared to the three and nine months ended March 24, 2013, respectively.  The increase in SG&A expense for the three month period was primarily due to higher bonus and stock compensation expense, partially offset by lower legal expenses. The decrease in SG&A expense for the nine month period was primarily due to a decrease in litigation and other legal costs, partially offset by increased bonus expense and stock compensation expense. We currently expect SG&A expense to be between $45 million and $46 million for the fourth quarter of fiscal year 2014. We continue to work to identify additional SG&A cost savings in order to maintain our total of such expenses at approximately $45 million per quarter.

R&D expense increased by $3.8 million and $3.2 million for the three and nine months ended March 30, 2014, compared to the three and nine months ended March 24, 2013, respectively.  The increase in R&D expense for the three month period was primarily due to higher bonus expense, stock compensation expense, and material related costs. The increase in R&D expense for the nine month period was primarily due to higher bonus expense, stock compensation expense, and material related costs, partially offset by a one-time asset impairment charge in the prior year comparable period. We currently expect R&D expense to be around $33 million for the fourth quarter of fiscal year 2014 as we continue to make additional investments associated with engineering builds to qualify new products and other advanced technologies.

During the three and nine months ended March 30, 2014, we continued to focus on consolidating our internal manufacturing footprint and otherwise reducing manufacturing costs.  We also continued efforts to increase our manufacturing flexibility by qualifying additional technologies and higher value-added products and programs with our contract wafer fabrication and assembly and test suppliers.  In the short-term, we have targeted using external contractors for around 30 percent of our wafer fabrication needs, and around 75 percent of our packaging needs. In the longer-term, we plan to further expand our use of external contractors for up to 50 percent of our wafer fabrication needs and around 80 percent of our packaging needs. We will continue to monitor the demand environment and we may seek to further adjust our internal manufacturing footprint and take other actions to reflect changes in demand in future periods.

In August 2012, we adopted a restructuring plan to modify our manufacturing strategy and lower our operating expenses to better align our cost structure with business conditions. As part of the plan, we closed our El Segundo wafer fabrication facility in March 2013. As an additional part of the plan, we are resizing our Newport, Wales fabrication facility in several phases, and expect to complete the resizing by the middle of calendar year 2015. Further, as part of the plan, we completed the other cost reduction activities initiative in fiscal year 2013 to reduce our manufacturing footprint in our Mexico, California, and Arizona facilities, and to reduce administrative and research and development costs around the world.

In conjunction with our ongoing restructuring plan, during the three and nine months ended March 30, 2014, we incurred approximately $1.5 million and $3.7 million of equipment relocation and re-qualification costs, $0.1 million and $0.3 million of decommissioning costs, and de minimis and $0.1 million of severance and workforce reduction costs, respectively. We anticipate that we will incur restructuring charges during fiscal year 2014 of approximately $5.4 million (See Part I, Item 1, Notes to Consolidated Financial Statements-Note 12, “Asset Impairment, Restructuring and Other Charges”).

Our cash flows from operating activities provided $109.8 million of cash during the nine months ended March 30, 2014 compared to $81.6 million for the prior year comparable period. Our cash, cash equivalents and investments as of March 30, 2014 totaled $541.3 million (excluding restricted cash of $1.4 million), compared to $454.5 million (excluding restricted cash of $1.3 million) as of June 30, 2013. The increase in our cash, cash equivalents and investments was primarily due to net cash provided by operating activities and proceeds from the exercise of stock options, partially offset by capital purchases.

Segment Reporting

For the description of our reportable segments, see Note 13, “Segment Information”, to our Consolidated Financial Statements set forth in Part I, Item 1.

Four of our five Customer Segments (as identified below), namely, PMD, ESP, AP and EP, generally share the same manufacturing base and sales, marketing, and distribution channels.  While each segment focuses on different target end markets and applications, there are common performance elements arising from that shared manufacturing base, as well as sales, marketing, and distribution channels.  As a result, while we manage performance of these segments individually, we also analyze performance of these segments together, separately from our other Customer Segment, HiRel.  For ease of reference, we refer to these four segments collectively as our “Commercial Segments.”  What we refer to as our “Customer Segments” include our PMD, ESP, AP, EP and HiRel reporting segments, and excludes the IP segment.

Results of Operations

Selected Operating Results

The following table sets forth certain operating results for the three and nine months ended March 30, 2014 and March 24, 2013 as a percentage of revenues (in millions, except percentages):

	Three Months Ended				Nine Months Ended
	March 30, 2014		March 24, 2013		March 30, 2014		March 24, 2013
Revenues	$269.3	100.0%	$224.3	100.0%	$809.0	100.0%	$700.6	100.0%
Cost of sales	169.1	62.8	169.9	75.7	515.6	63.7	526.5	75.2
Gross profit	100.1	37.2	54.4	24.3	293.4	36.3	174.0	24.8
Selling, general and administrative expense	45.0	16.7	43.0	19.2	133.5	16.5	135.4	19.3
Research and development expense	32.7	12.1	28.9	12.9	97.7	12.1	94.5	13.5
Amortization of acquisition‑related intangible assets	1.6	0.6	1.7	0.7	4.9	0.6	5.0	0.7
Asset impairment, restructuring and other charges	1.6	0.6	0.9	0.4	4.0	0.5	14.8	2.1
Operating income (loss)	19.2	7.1	(20.0)	(8.9)	53.3	6.6	(75.6)	(10.8)
Other expense (income), net	0.5	0.2	(0.5)	(0.2)	2.7	0.3	1.0	0.1
Interest expense, net	0.0	—	0.1	—	0.0	—	0.0	—
Income (loss) before income taxes	18.7	6.9	(19.6)	(8.8)	50.6	6.3	(76.6)	(10.9)
Provision for (benefit from) income taxes	(0.4)	(0.2)	1.6	0.7	4.8	0.6	6.1	0.9
Net income (loss)	$19.1	7.1%	$(21.2)	(9.5)%	$45.8	5.7%	$(82.7)	(11.8)%

Amounts and percentages in the above table may not total due to rounding.

Revenues and Gross Margin - Three Months Ended

The following table summarizes revenues and gross margin by reportable segment for the three months ended March 30, 2014 compared to the three months ended March 24, 2013 (in thousands, except percentages):

	Three Months Ended
	March 30, 2014			March 24, 2013			Change
	Revenues	Gross Margin	Gross Margin %	Revenues	Gross Margin	Gross Margin %	Revenues %	Gross Margin ppt
Power Management Devices (PMD)	$96,868	$29,905	30.9%	$85,209	$17,868	21.0%	13.7%	9.9
Energy Saving Products (ESP)	53,808	18,114	33.7	43,614	5,301	12.2	23.4	21.5
Automotive Products (AP)	37,901	10,748	28.4	31,107	6,848	22.0	21.8	6.4
Enterprise Power (EP)	32,057	14,512	45.3	20,488	7,389	36.1	56.5	9.2
Commercial Segments total	220,634	73,279	33.2	180,418	37,406	20.7	22.3	12.5
HiRel	48,323	26,543	54.9	43,554	16,706	38.4	10.9	16.5
Customer Segments total	268,957	99,822	37.1	223,972	54,112	24.2	20.1	12.9
Intellectual Property (IP)	312	312	100.0	296	296	100.0	5.4	0.0
Consolidated total	$269,269	$100,134	37.2%	$224,268	$54,408	24.3%	20.1%	12.9

Revenues

On a consolidated basis, revenue for the three months ended March 30, 2014 increased by $45.0 million, or 20.1 percent compared to the prior year comparable period. Revenues from our Customer Segments taken as a whole, increased by $45.0 million, or 20.1 percent, for the three months ended March 30, 2014 compared to the prior year comparable period. Revenues for our Commercial Segments, taken as a whole, increased by $40.2 million, or 22.3 percent compared to the prior year comparable period.

For the three months ended March 30, 2014, within our Commercial Segments, revenues for our PMD segment increased by 13.7 percent compared to the prior year comparable period due to an increase in demand for our computing components, industrial and consumer related products, and power supply components. Revenues for our ESP segment increased by 23.4 percent compared to the prior year comparable period due to increased demand for our consumer and appliance related products, including HVICs and IRAM modules, as well as continued recovery in general market conditions, mainly in Asia. Revenues for our AP segment increased by 21.8 percent compared to the prior year comparable period primarily due to increased demand and new design wins for MOSFET and intelligent power switch IC products, partially offset by price erosion. Revenues for our EP segment increased by 56.5 percent compared to the prior year comparable period due to an increase in demand for gaming console components, digital controllers, and high-end computing products.

For the three months ended March 30, 2014, our HiRel segment revenues increased by 10.9 percent compared to the prior year comparable period, primarily driven by an increase in shipments for RAD-Hard discrete products, integrated power modules, and DC-DC converters.

For the three months ended March 30, 2014, our IP segment revenues remained relatively flat compared to the prior year comparable period. We expect our IP segment revenues will be approximately $0.2 million per quarter in each of the next several quarters. However, we intend to continue to seek sale and/or licensing opportunities consistent with our business strategy.

Gross Margin

Our gross margin percentage increased by 12.9 percentage points to 37.2 percent for the three months ended March 30, 2014, compared to 24.3 percent for the prior year comparable period. This increase in our gross margin percentage was primarily the result of a 12.5 percentage point increase in gross margin for our Commercial Segments taken as a whole, and a 16.5 percentage point increase in gross margin for our HiRel segment. The increase in gross margin for our Commercial Segments taken as a whole was primarily driven by improved factory utilization and lower manufacturing costs. The increase in gross margin for our HiRel Segment was primarily due to lower manufacturing costs.

Our PMD segment's gross margin increased from 21.0 percent for the three months ended March 24, 2013, to 30.9 percent for the three months ended March 30, 2014, primarily due to lower manufacturing costs and improved factory utilization, partially offset by an increase in inventory excess and obsolescence expense. Our ESP segment's gross margin increased from 12.2 percent for the three months ended March 24, 2013, to 33.7 percent for the three months ended March 30, 2014, primarily due to improved factory utilization and lower inventory excess and obsolescence expense. Our ESP segment has also been favorably impacted by cost savings associated with the fiscal year 2013 closure of our fabrication facility in El Segundo, California. Our AP segment's gross margin increased from 22.0 percent for the three months ended March 24, 2013, to 28.4 percent for the three months ended March 30, 2014, primarily due to lower manufacturing costs, improved factory utilization, and improved MOSFET product mix, partially offset by price erosion. Our EP segment's gross margin increased from 36.1 percent for the three months ended March 24, 2013, to 45.3 percent for the three months ended March 30, 2014, primarily due to a one-time benefit from the release of a legacy product related claim reserve, as well as lower manufacturing costs, partially offset by price erosion.

Our HiRel segment’s gross margin increased from 38.4 percent for the three months ended March 24, 2013 to 54.9 percent for the three months ended March 30, 2014, primarily due to unusual production costs associated with a fabrication transfer in the prior year comparable period, and lower manufacturing costs in the current period.

Our IP segment’s gross margin percentage did not change compared to the prior year comparable period.

Revenues and Gross Margin - Nine Months Ended

The following table summarizes revenues and gross margin by reportable segment for the nine months ended March 30, 2014 compared to the nine months ended March 24, 2013 (in thousands, except percentages):

	Nine Months Ended
	March 30, 2014			March 24, 2013			Change
	Revenues	Gross Margin	Gross Margin %	Revenues	Gross Margin	Gross Margin %	Revenues %	Gross Margin ppt
Power Management Devices (PMD)	$301,712	$92,274	30.6%	$259,309	$48,496	18.7%	16.4%	11.9
Energy Saving Products (ESP)	150,894	49,381	32.7	124,244	16,925	13.6	21.4	19.1
Automotive Products (AP)	110,728	33,924	30.6	88,359	13,013	14.7	25.3	15.9
Enterprise Power (EP)	97,501	40,659	41.7	86,947	28,915	33.3	12.1	8.4
Commercial Segments total	660,835	216,238	32.7	558,859	107,349	19.2	18.2	13.5
HiRel	147,321	76,344	51.8	139,029	64,655	46.5	6.0	5.3
Customer Segments total	808,156	292,582	36.2	697,888	172,004	24.6	15.8	11.6
Intellectual Property (IP)	828	828	100.0	2,694	2,034	75.5	(69.3)	24.5
Consolidated total	$808,984	$293,410	36.3%	$700,582	$174,038	24.8%	15.5%	11.5

Revenues

On a consolidated basis, revenue for the nine months ended March 30, 2014 increased by $108.4 million, or 15.5 percent compared to the prior year comparable period. Revenues from our Customer Segments taken as a whole, increased by $110.3 million, or 15.8 percent, for the nine months ended March 30, 2014 compared to the prior year comparable period. Revenues for our Commercial Segments, taken as a whole, increased by $102.0 million, or 18.2 percent compared to the prior year comparable period.

For the nine months ended March 30, 2014, within our Commercial Segments, revenues for our PMD segment increased 16.4 percent compared to the prior year comparable period due to an increase in demand for our computing components, industrial and consumer related products, and power supply components, partially offset by price erosion. Revenues for our ESP segment increased by 21.4 percent compared to the prior year comparable period due to increased demand for our consumer and appliance related products including HVIC's, IRAM modules, and IGBT's, as well as a continued recovery in general market conditions, mainly in Asia, partially offset by price erosion. Revenues for our AP segment increased by 25.3 percent compared to the prior year comparable period, primarily due to increased demand and new design wins for MOSFET and intelligent power switch IC products, partially offset by price erosion. Revenues for our EP segment increased by 12.1 percent compared to the prior year comparable period due to an increase in demand for PowIRstage and digital controller products, partially offset by a decrease in MOSFET demand and price erosion.

For the nine months ended March 30, 2014, our HiRel segment revenues increased by 6.0 percent compared to the prior year comparable period, primarily driven by an increase in shipments for RAD-Hard discrete products and integrated power modules.

For the nine months ended March 30, 2014, our IP segment revenues decreased by $1.9 million or 69.3 percent, to $0.8 million compared to the prior year comparable period, primarily due to a one-time sale of patents in the prior year comparable period. We expect our IP segment revenues will be approximately $0.2 million per quarter in each of the next several quarters. However, we intend to continue to seek sale and/or licensing opportunities consistent with our business strategy.

Gross Margin

Our gross margin percentage increased by 11.5 percentage points to 36.3 percent for the nine months ended March 30, 2014 compared to 24.8 percent for the prior year comparable period. This increase in our gross margin percentage was primarily the result of a 13.5 percentage point increase in gross margin for our Commercial Segments taken as a whole. The increase in gross margin for our Commercial Segments taken as a whole was primarily driven by improved factory utilization and lower manufacturing costs.

Our PMD segment's gross margin increased from 18.7 percent for the nine months ended March 24, 2013, to 30.6 percent for the nine months ended March 30, 2014, primarily due to lower manufacturing costs and improved factory utilization, partially offset by price erosion. Our ESP segment's gross margin increased from 13.6 percent for the nine months ended March 24, 2013, to 32.7 percent for the nine months ended March 30, 2014, primarily due to improved factory utilization and lower inventory excess and obsolescence expense, partially offset by price erosion. Our ESP segment has also been favorably impacted by cost savings associated with the fiscal year 2013 closure of our fabrication facility in El Segundo, California. Our AP segment's gross margin increased from 14.7 percent for the nine months ended March 24, 2013, to 30.6 percent for the nine months ended March 30, 2014, primarily due to lower manufacturing costs, improved factory utilization, and improved MOSFET and intelligent power switch IC product mix, partially offset by price erosion. Our EP segment's gross margin increased from 33.3 percent for the nine months ended March 24, 2013, to 41.7 percent for the nine months ended March 30, 2014, primarily due to a one-time benefit from the release of a legacy product related claim reserve, as well as lower manufacturing costs and lower inventory excess and obsolescence expense, partially offset by price erosion.

Our HiRel segment’s gross margin increased from 46.5 percent for the nine months ended March 24, 2013, to 51.8 percent for the nine months ended March 30, 2014, primarily due to unusual production costs associated with a fabrication transfer in the prior year comparable period, and a decrease in inventory excess and obsolescence expense in the current period.

Our IP segment’s gross margin percentage increased by 24.5 percentage points for the nine months ended March 30, 2014 compared to the prior year comparable period due to costs associated with a one-time sale of patents in the prior year comparable period.

Selling, General and Administrative Expense

	Selling, General and Administrative Expense
	March 30, 2014		March 24, 2013
(Dollar amounts in thousands)	SG&A Expense	% of Revenues	SG&A Expense	% of Revenues	Change
Three months ended	$45,025	16.7%	$43,020	19.2%	(2.5) ppt
Nine months ended	$133,502	16.5%	$135,398	19.3%	(2.8) ppt

Our SG&A expense increased by $2.0 million and decreased by $1.9 million for the three and nine months ended March 30, 2014, respectively, compared to the prior year comparable periods.  The increase in SG&A expense for the three month period was primarily due to higher headcount related costs, including bonus expense and stock compensation expense, partially offset by lower legal expenses. The decrease in SG&A expense for the nine month period was primarily due to a decrease in litigation and other legal costs, partially offset by increased headcount related costs, including bonus expense and stock compensation expense.

Research and Development Expense

	Research and Development Expense
	March 30, 2014		March 24, 2013
(Dollar amounts in thousands)	R&D Expense	% of Revenues	R&D Expense	% of Revenues	Change
Three months ended	$32,710	12.1%	$28,876	12.9%	(0.8) ppt
Nine months ended	$97,669	12.1%	$94,450	13.5%	(1.4) ppt

R&D expense increased by $3.8 million and $3.2 million for the three and nine months ended March 30, 2014, respectively, compared to the prior year comparable periods.  The increase in R&D expense for the three month period was primarily due to higher materials related costs and headcount related costs, including bonus expense and stock compensation expense. The increase in R&D expense for the nine month period was primarily due to higher materials related costs and headcount related costs, including bonus expense and stock compensation expense, partially offset by a one-time asset impairment charge in the prior year comparable period.

Amortization of Acquisition-Related Intangible Assets

	Amortization of Acquisition-Related Intangible Assets
	March 30, 2014		March 24, 2013
(Dollar amounts in thousands)	Amortization Expense	% of Revenues	Amortization Expense	% of Revenues	Change
Three months ended	$1,605	0.6%	$1,663	0.7%	(0.1) ppt
Nine months ended	$4,865	0.6%	$5,023	0.7%	(0.1) ppt

Amortization of acquisition-related intangible assets decreased by $0.1 million and $0.2 million for the three and nine months ended March 30, 2014, respectively, compared to the prior year comparable periods. The decrease was the result of the full amortization of a certain intangible asset in the previous fiscal year.

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

The following tables summarize the total asset impairment, restructuring and other charges (recoveries) by initiative for the three and nine months ended March 30, 2014 and March 24, 2013 (in thousands):

	Three Months Ended
Fiscal Year 2013 Initiatives	March 30, 2014
	El Segundo Fabrication Facility Closure Initiative	Newport Fabrication Facility Resizing Initiative	Other Cost Reduction Activities Initiative	Total
Reported in asset impairment, restructuring and other charges:
Asset impairment	$—	$—	$—	$—
Severance and workforce reduction costs	—	—	—	—
Decommissioning costs	—	81	—	81
Relocation and re-qualification costs	—	1,543	—	1,543
Total asset impairment, restructuring and other charges	$—	$1,624	$—	$1,624

	Three Months Ended
Fiscal Year 2013 Initiatives	March 24, 2013
	El Segundo Fabrication Facility Closure Initiative	Newport Fabrication Facility Resizing Initiative	Other Cost Reduction Activities Initiative	Total
Reported in asset impairment, restructuring and other charges:
Asset impairment	$—	$9	$—	$9
Severance and workforce reduction costs (recoveries)	(5)	—	205	200
Decommissioning costs	—	—	—	—
Relocation and re-qualification costs	142	529	—	671
Total asset impairment, restructuring and other charges	$137	$538	$205	$880

	Nine Months Ended
Fiscal Year 2013 Initiatives	March 30, 2014
	El Segundo Fabrication Facility Closure Initiative	Newport Fabrication Facility Resizing Initiative	Other Cost Reduction Activities Initiative	Total
Reported in asset impairment, restructuring and other charges:
Asset impairment	$—	$—	$—	$—
Severance and workforce reduction costs (recoveries)	(22)	141	—	119
Decommissioning costs	—	258	—	258
Relocation and re-qualification costs	4	3,660	—	3,664
Total asset impairment, restructuring and other charges (recoveries)	$(18)	$4,059	$—	$4,041

	Nine Months Ended
Fiscal Year 2013 Initiatives	March 24, 2013
	El Segundo Fabrication Facility Closure Initiative	Newport Fabrication Facility Resizing Initiative	Other Cost Reduction Activities Initiative	Total
Reported in asset impairment, restructuring and other charges:
Asset impairment	$178	$675	$1,062	$1,915
Severance and workforce reduction costs	5,852	597	4,993	11,442
Decommissioning costs	—	55	—	55
Relocation and re-qualification costs	352	1,023	—	1,375
Total asset impairment, restructuring and other charges	$6,382	$2,350	$6,055	$14,787

In addition to the amounts in the tables above, other charges related to the restructuring initiatives recorded in cost of sales were $0.5 million and $1.6 million for the three and nine months ended March 30, 2014, respectively, and $0.2 million and $1.4 million for the three and nine months ended March 24, 2013, respectively. These charges, which were for accelerated depreciation, are not classifiable as restructuring costs, and were recorded in cost of sales.

The following table summarizes changes in our restructuring related accruals related to our fiscal year 2013 initiatives for the nine months ended March 30, 2014, which are included in accrued salaries, wages, and commissions on the balance sheet (in thousands):

Fiscal Year 2013 Initiatives	El Segundo Fabrication Facility Closure Initiative	Newport Fabrication Facility Resizing Initiative	Other Cost Reduction Activities Initiative	Total
Accrued severance and workforce reduction costs at June 30, 2013	$197	$—	$—	$197
Accrued (recovered) during the period and charged to asset impairment, restructuring and other charges	(22)	141	—	119
Costs paid during the period	(35)	(141)	—	(176)
Accrued severance and workforce reduction costs at March 30, 2014	$140	$—	$—	$140

Fiscal Year 2013 El Segundo Fabrication Facility Closure Initiative

During fiscal year 2013, we adopted a restructuring plan to close our El Segundo wafer fabrication facility. The closure took place in March 2013. During both the three and nine months ended March 30, 2014, we incurred de minimis asset impairment, restructuring and other charges (recoveries). We incurred asset impairment, restructuring and other charges of $0.1 million and $6.4 million during the three and nine months ended March 24, 2013, respectively. In connection with the plan, we estimate total pre-tax costs of $6.4 million. The estimated total costs consist of $5.8 million of severance and workforce reduction costs, $0.4 million of relocation and re-qualification costs, and $0.2 million of asset impairment costs.

In addition to the restructuring charges above, we recorded $0.2 million and $1.4 million of other charges related to the restructuring initiative in cost of sales for the three and nine months ended March 24, 2013, respectively. These other charges, which were for accelerated depreciation and inventory write-downs, are not classifiable as restructuring costs, and affected the Energy Saving Products reporting segment. We recorded no such charges during either the three or nine months ended March 30, 2014.

During both the three and nine months ended March 30, 2014, we made de minimis cash payments for this initiative. During the three and nine months ended March 24, 2013, cash payments for this initiative were $2.9 million and $5.3 million, respectively. Remaining cash payments are estimated to be approximately $0.1 million through June 2015.

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

Fiscal Year 2013 Newport Fabrication Facility Resizing Initiative

During fiscal year 2013, we adopted a restructuring plan to resize our wafer fabrication facility in Newport, Wales. The resizing of the facility is planned to take place in several phases, and is expected to be completed by the middle of calendar year 2015. We incurred $1.6 million and $4.1 million of asset impairment, restructuring and other charges for the three and nine months ended March 30, 2014, respectively. We incurred $0.5 million and $2.4 million of asset impairment, restructuring and other charges for the three and nine months ended March 24, 2013, respectively. In connection with the plan, we estimate total pre-tax costs of approximately $16.8 million. These consist of approximately $0.7 million of asset impairment costs, $3.3 million of severance and workforce reduction costs, $4.9 million of decommissioning costs, and $7.9 million of relocation and re-qualification costs.

In addition to the restructuring charges above, we recorded $0.5 million and $1.6 million of other charges related to the restructuring initiative in cost of sales for the three and nine months ended March 30, 2014, respectively. These other charges, which were for accelerated depreciation, are not classifiable as restructuring costs. We recorded no such charges during each of the three and nine months ended March 24, 2013.

Cash payments for this initiative were $1.6 million and $4.1 million for the three and nine months ended March 30, 2014, respectively, and $0.5 million and $1.7 million for the three and nine months ended March 24, 2013, respectively. Remaining cash payments are estimated to be approximately $8.6 million for the remainder of the initiative.

After the completion of this initiative, we estimate annual cost savings of approximately $16 million compared to our fourth quarter 2012 run rate. These cost savings are the result of reduced manufacturing overhead costs, which will impact cost of sales. We do not anticipate these cost savings to be offset by additional costs incurred in other locations.

Fiscal Year 2013 Other Cost Reduction Activities Initiative (completed in fiscal year 2013)

During fiscal year 2013, we completed all actions for this initiative. These actions included reducing (i) capacity at manufacturing facilities in Mexico, California, and Arizona, and (ii) administrative and research and development costs around the world. As part of the plan, we incurred approximately $5.0 million of severance and workforce reduction costs during the nine months ended March 24, 2013. The severance and workforce reduction costs recorded during the three months ended March 24, 2013 included $0.2 million for research and development functions. During the nine months ended March 24, 2013, severance and workforce reduction costs included $2.6 million related to manufacturing functions, $1.1 million for general and administrative functions, and $1.3 million for research and development functions.

During the nine months ended March 24, 2013, we incurred $1.1 million of asset impairment costs for the planned disposition of certain manufacturing equipment related to our manufacturing facility in Mexico. During the three and nine months ended March 24, 2013, cash payments for this initiative were $1.1 million and $4.9 million, respectively.

We estimate annual cost savings of approximately $18 million for fiscal year 2014 and thereafter compared to our fourth quarter 2012 run rate. These cost savings will result in reduced SG&A and R&D expenses, as well as lower cost of sales. We do not anticipate these cost savings to be offset by additional costs incurred in other locations.

Other Expense (Income), Net

Other expense, net includes, primarily, gains and losses related to foreign currency fluctuations. Other expense (income), net, was $0.5 million and $(0.5) million for the three months ended March 30, 2014 and March 24, 2013, respectively. Other expense, net for the three months ended March 30, 2014 includes a foreign currency exchange loss of $0.4 million due to fluctuations in foreign currency exchange rates, and an unrealized loss of $0.2 million related to a non-transferable put option on a strategic investment (the "Put Option"). The prior year comparable period included a release of tax indemnification reserves of $1.1 million due to lapses in applicable statutes of limitation, partially offset by a foreign currency exchange loss of $0.4 million due to fluctuations in foreign currency exchange rates, and an unrealized loss of $0.1 million on the Put Option.

Other expense, net, was $2.7 million and $1.0 million for the nine months ended March 30, 2014 and March 24, 2013, respectively. Other expense, net for the nine months ended March 30, 2014 includes a foreign currency exchange loss of $1.6 million due to fluctuations in foreign currency exchange rates, and an unrealized loss of $1.2 million on the Put Option. The prior year comparable period included a foreign currency exchange loss of $1.9 million due to fluctuations in foreign currency exchange rates, partially offset by a release of tax indemnification reserves of $1.1 million due to lapses in applicable statutes of limitation.

Interest Expense, Net

Interest expense, net was de minimis for each of the three and nine months ended March 30, 2014 and March 24, 2013.

Income Taxes

We recorded a tax benefit of $0.4 million, or (2.4) percent of pre-tax income of $18.7 million, for the three months ended March 30, 2014. The main components of the tax benefit were: (i) a $0.7 million benefit primarily related to foreign and domestic taxes and (ii) a net reduction in various foreign uncertain tax positions and related interest and penalties, which arose from lapses in applicable statutes of limitation and settlements with tax authorities, totaling approximately $0.2 million. This benefit was partially offset by a $0.5 million expense related to withholding taxes.

We recorded a tax expense of $4.8 million, or 9.5 percent of pre-tax income of $50.6 million, for the nine months ended March 30, 2014. The main components of the tax expense were: (i) a $7.8 million expense primarily related to foreign income taxes, (ii) a reduction in the United Kingdom ("U.K.") statutory tax rates, reducing the value of the Company's net deferred tax assets in the U.K. by $4.0 million, (iii) $1.4 million in foreign withholding taxes, and (iv) $0.6 million in settlements with respect to income tax audits in certain tax jurisdictions. These expenses were partially offset by a net reduction in various foreign uncertain tax positions and related interest and penalties, which arose from lapses in applicable statutes of limitation and settlements with tax authorities, totaling approximately $9.0 million.

We recorded a tax expense of $1.6 million, or 8.1 percent, against a loss of $19.6 million for the three months ended March 24, 2013.  The expense was mainly due to: (i) $1.9 million in foreign income taxes, (ii) $0.5 million in withholding taxes, and (iii) $0.2 million in domestic tax expense.  These expenses were partially offset by: (i) a reduction in foreign uncertain tax positions, arising from lapses in applicable statutes of limitation of approximately $0.6 million, and (ii) the utilization of a $0.4 million state tax credit.

We recorded a tax expense of $6.1 million or 8.0 percent against a loss of $76.6 million for the nine months ended March 24, 2013.  The expense was mainly due to: (i) expenses related to foreign income taxes of $4.6 million, (ii) a decrease in the United Kingdom ("U.K.") statutory tax rates, which reduced the value of our net deferred tax assets in the U.K. by $3.2 million, (iii) foreign withholding taxes of $2.0 million, and (iv) domestic tax expense of $1.4 million. These expenses were partially offset by: (i) the benefit of $4.7 million arising from a reduction in uncertain tax positions during the second and third quarters, and (ii) the utilization of a $0.4 million state tax credit.

We operate in multiple foreign jurisdictions with lower statutory tax rates compared to the U.S., and our operations in Singapore generally have the most significant impact on our effective tax rate.  We expect to be subject to an effective tax rate of 17 percent in Singapore for fiscal year 2014.

During the three months ended March 30, 2014, the reserve for uncertain tax positions decreased by $0.4 million to $39.2 million. The reduction in the reserve for uncertain tax position consisted primarily of $0.6 million reduction due to lapses in applicable statutes of limitation in certain foreign jurisdictions. The decrease was partially offset by $0.2 million accrual for new uncertain tax positions. For fiscal year 2014, the benefits associated with uncertain tax positions are anticipated to result in a benefit to income taxes in the consolidated statement of operations of $3.1 million, and if recognized, would reduce our future effective tax rate accordingly. The reserve is expected to decrease by $0.8 million during the next 12 months primarily due to lapses in applicable statutes of limitation in certain foreign jurisdictions.

While it is often difficult to predict the final outcome or the timing of the resolution of any particular uncertain tax position, we believe the reserve for income taxes represents the most probable outcome. We adjust this reserve, including the portion related to interest, in light of changing facts and circumstances. As of March 30, 2014, we had a reserve balance of $1.2 million of interest and penalties related to uncertain tax positions. For the three months ended March 30, 2014, penalties and interest included in the reserves decreased by $0.1 million primarily due to lapses in applicable statutes of limitation.

As of March 30, 2014, U.S. income taxes have been provided on approximately $25.1 million of undistributed earnings of foreign subsidiaries. The amount represents excess cash held by foreign subsidiaries not required for working capital, capital expenditures and other needs of the foreign subsidiaries. The remaining unrepatriated foreign earnings are considered to be invested indefinitely.

Liquidity and Capital Resources

Cash Requirements

Sources and Uses of Cash

We require cash to fund our operating expense and working capital requirements, capital expenditures, strategic growth initiatives, and to repurchase common stock under our ongoing stock repurchase program. Our primary sources for funding these requirements are cash and investments on hand and cash from operating activities. On October 25, 2012, we entered into a $100 million unsecured revolving credit facility as discussed below. To maintain the availability of the facility, we are required to comply with a number of covenants and satisfy a number of conditions, including certain minimum available liquidity requirements. As of March 30, 2014, we were in compliance with the financial covenants contained in the revolving credit agreement, and there were no amounts outstanding under the Credit Facility.

Total cash (excluding restricted cash), cash equivalents, and investments at March 30, 2014 and June 30, 2013 were as follows (in thousands):

	March 30, 2014	June 30, 2013
Cash and cash equivalents	$541,288	$443,490
Investments	—	11,056
Total cash, cash equivalents, and investments	$541,288	$454,546

At March 30, 2014, we had $541.3 million of cash (excluding $1.4 million of restricted cash), cash equivalents and short-term investments, an increase of $86.7 million from June 30, 2013. The increase in our cash, cash equivalents and investments was primarily due to net cash provided by operating activities and proceeds from the exercise of stock options, partially offset by capital related purchases.

We believe that our existing cash and cash equivalents will be sufficient to meet operating requirements and satisfy our existing balance sheet liabilities and other cash obligations for at least the next twelve months. Our cash and cash equivalents are available to fund working capital needs, strategic growth initiatives, if any, repurchase of stock for our ongoing common stock repurchase program and capital expenditures. During the first nine months of fiscal year 2014, we took actions to meet our longer term revenue growth goals, including ongoing capital investments in our existing manufacturing operations and in the construction of a new facility in Singapore. We plan to continue expanding our manufacturing capabilities for key technologies in anticipation of meeting our long term strategic goals.

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

During the three and nine months ended March 30, 2014, the Company repurchased approximately 0.1 million shares for approximately $2.6 million. To date, we have purchased approximately 6.3 million shares for approximately $115.8 million under the program. As of March 30, 2014, we have not canceled the repurchased shares of common stock, and as such, they are reflected as treasury stock in the March 30, 2014 and June 30, 2013 condensed consolidated balance sheets.

Our current outlook for fiscal year 2014 is that our cash flow from operating activities will continue to be positive. We estimate that cash capital equipment expenditures for the fiscal year 2014 will be about $48 million as we invest in new manufacturing process technologies, and our new facility in Singapore.

Cash Flow

Our cash flows were as follows (in thousands):

	Nine Months Ended
	March 30, 2014	March 24, 2013
Cash flows provided by operating activities	$109,791	$81,631
Cash flows provided by (used in) investing activities	(24,761)	3,020
Cash flows provided by (used in) financing activities	8,880	(2,360)
Effect of exchange rates on cash and cash equivalents	3,888	(720)
Net increase in cash and cash equivalents	$97,798	$81,571

Non-cash adjustments to cash flows provided by operating activities during the nine months ended March 30, 2014 and March 24, 2013, respectively, included $65.4 million and $68.6 million of depreciation and amortization, $20.0 million and $16.4 million of stock compensation expense, and a $5.9 million and $5.6 million increase in our deferred income tax position. Changes in operating assets and liabilities decreased cash provided by operating activities by $36.9 million for the nine months ended March 30, 2014, primarily attributed to increases in accounts receivable and inventories, partially offset by increases in prepaid expenses and other current assets, and accrued income taxes. Changes in operating assets and liabilities increased cash provided by operating activities by $43.4 million for the nine months ended March 24, 2013, primarily attributed to decreases in accounts receivable and inventories, partially offset by an increase in other accrued expenses.

Cash used in investing activities of $24.8 million during the nine months ended March 30, 2014 was primarily the result of capital expenditures of $35.8 million, partially offset by the sales and maturities of investments of $11.0 million. Cash provided by investing activities during the nine months ended March 24, 2013 was primarily the result of sales and maturities of investments of $73.6 million, partially offset by capital expenditures of $60.9 million and purchases of investments of $10.0 million.

Cash provided by financing activities of $8.9 million during the nine months ended March 30, 2014 was primarily the result of proceeds from stock option exercises, partially offset by treasury stock purchases and cash used to fund net settlement of restricted stock units for tax withholdings. Cash used in financing activities during the nine months ended March 24, 2013 was primarily the result of treasury stock purchases and cash used to fund net settlement of restricted stock units for tax withholdings, partially offset by proceeds from stock option exercises.

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

As of March 30, 2014, we were in compliance with the financial covenants, and there were no amounts outstanding under the Credit Facility.

Working Capital

Our working capital is dependent on demand for our products and our ability to manage accounts receivable and inventories. Other factors which may result in changes to our working capital levels are our restructuring initiatives, investment impairments and share repurchases.

The changes in working capital for the nine months ended March 30, 2014 were as follows (in thousands):

	March 30, 2014	June 30, 2013	Change
Current Assets
Cash and cash equivalents	$541,288	$443,490	$97,798
Restricted cash	637	611	26
Short-term investments	—	11,056	(11,056)
Trade accounts receivable, net of allowances	158,799	137,762	21,037
Inventories	241,982	232,315	9,667
Current deferred tax assets	4,974	4,948	26
Prepaid expenses and other current assets	31,359	33,002	(1,643)
Total current assets	979,039	863,184	115,855

Current Liabilities
Accounts payable	80,112	89,312	(9,200)
Accrued income taxes	4,112	949	3,163
Accrued salaries, wages and commissions	40,713	39,719	994
Other accrued expenses	77,189	78,414	(1,225)
Total current liabilities	202,126	208,394	(6,268)
Net working capital	$776,913	$654,790	$122,123

For the reason for changes in cash and investments, please see the above discussions under sources and uses of cash and cash flows.

The increase in net trade accounts receivable of $21.0 million from June 30, 2013 to March 30, 2014 reflects the increase in our quarterly revenues of approximately 4.9 percent on a normalized 13 week quarter basis from the three months ended June 30, 2013 while our days-sales-outstanding increased by approximately 5 days.

Inventories increased $9.7 million during the nine months ended March 30, 2014 compared to June 30, 2013, primarily due to planned inventory builds to support targeted customer service levels, and included a $20.9 million increase in work-in-process, partially offset by a $6.5 million decrease in raw materials and a $4.8 million decrease in finished goods. Due to this increase in inventory, inventory weeks increased to approximately 19 weeks as of March 30, 2014, from 17 weeks as of June 30, 2013.

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

Apart from the operating lease obligations and purchase commitments discussed in our 2013 Annual Report, we do not have any off-balance sheet arrangements as of March 30, 2014.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rates

Our exposure to interest rate risk is primarily through our investment portfolio as we currently do not have outstanding long-term debt.  The objectives of our investments in debt securities are to preserve principal and maintain liquidity, while achieving market returns on the investment portfolio.  To achieve these objectives, the returns on our investments in short-term fixed-rate debt securities will be generally compared to LIBOR or to yields on money market instruments, such as industrial commercial paper and Treasury Bills.  Investments in longer term fixed-rate debt securities will be generally compared to yields on comparable maturity Government or high grade corporate instruments with an equivalent credit rating.  Based on our investment portfolio and interest rates at March 30, 2014, a 100 basis point increase or decrease in interest rates would result in a de minimis annualized change in the fair value of the investment portfolio.  Changes in interest rates may affect the fair value of the investment portfolio; however, unrealized gains or losses are not recognized in net income unless the investments are sold or losses are considered to be other-than-temporary.

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

For our balance sheet transaction hedging program, we had approximately $10.8 million in notional amounts of forward contracts not designated as accounting hedges outstanding as of March 30, 2014.  Net realized and unrealized foreign‑currency gains (losses) related to foreign currency forward contracts recognized in earnings as a component of other expense, were $0.1 million and $0.9 million for the three and nine months ended March 30, 2014, and $2.1 million and de minimis for the three and nine months ended March 24, 2013, respectively.

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

At March 30, 2014, we had $541.3 million of total cash (excluding 1.4 million of restricted cash), cash equivalents and short-term investments, consisting of available-for-sale fixed income securities. We manage our total portfolio to encompass a diversified pool of investment‑grade securities. The average credit rating of our investment portfolio is AAA/Aaa. Our investment policy is to manage our total cash and investment balances to preserve principal and maintain liquidity, while achieving market returns on the investment portfolio. To the extent that certain investments in our portfolio of investments continue to have strategic value, we generally do not attempt to reduce or eliminate our market exposure. For securities that we no longer consider strategic, we evaluate legal, market, and economic factors in our decision on the timing of disposal. We may or may not enter into transactions to reduce or eliminate the market risks of our investments.

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
Our management, under the supervision and with the participation of our CEO and CFO, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of March 30, 2014.  Based upon this evaluation, our CEO and CFO concluded that, as of March 30, 2014, our disclosure controls and procedures were effective.
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

During the fiscal quarter ended March 30, 2014, there were no changes in internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a) None

(b) None

(c) Purchase of Equity Securities

The following provides information on a fiscal monthly basis for the quarter ended March 30, 2014, with respect to the Company’s purchases of equity securities under the authorized stock repurchase program:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number (or Approximate Dollar Value) of Shares that May Yet be Purchased Under the Plans or Programs
December 30, 2013 to January 26, 2014	—	$—	—	$36,824,598
January 27, 2014 to February 23, 2014	100,000	$25.95	100,000	$34,226,768
February 24, 2014 to March 30, 2014	—	$—	—	$34,226,768

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
10.1
Description of Executive Officer Cash Incentive Program Performance Goals for Third and Fourth Quarter of Fiscal Year 2014 (incorporated by reference to Item 5.2 (e) of Current Report on Form 8-K, filed February 6, 2014, with the Securities and Exchange Commission). (2)

31.1	Certification Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, Adopted Pursuant to Section 302 of the Sarbanes‑Oxley Act of 2002 (1)
31.2	Certification Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, Adopted Pursuant to Section 302 of the Sarbanes‑Oxley Act of 2002 (1)
32.1	Certification Pursuant to 18 U.S.C. 1350, Adopted Pursuant to Section 906 of the Sarbanes‑Oxley Act of 2002 (1)
32.2	Certification Pursuant to 18 U.S.C. 1350, Adopted Pursuant to Section 906 of the Sarbanes‑Oxley Act of 2002 (1)
101.INS	XBRL Instance
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Extension Calculation
101.DEF	XBRL Taxonomy Extension Definition
101.LAB	XBRL Extension Labels
101.PRE	XBRL Taxonomy Extension Presentation

(1)	Denotes document submitted herewith

(2)	Denotes management contract or compensatory plan or arrangement

(3)	Furnished, not filed

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INTERNATIONAL RECTIFIER CORPORATION
Date: April 30, 2014	/s/ ILAN DASKAL
Ilan Daskal Chief Financial Officer (Principal Financial and Accounting Officer)