Form 10-K
period 2014-06-29
INTERNATIONAL RECTIFIER CORP /DE/
filed 2014-08-20
CIK 316793

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended June 29, 2014
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
The aggregate market value of the registrant’s voting common stock, par value $1.00 per share, held by non-affiliates as of the last business day of the registrant’s most recently completed second fiscal quarter was $1,803,600,677 (computed using the closing price of a share of Common Stock on December 29, 2013, reported by the New York Stock Exchange).

There were 71,534,479 shares of the registrant’s common stock, par value $1.00 per share, outstanding on August 13, 2014.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s definitive Proxy Statement for its 2014 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission within 120 days after June 29, 2014, are incorporated by reference into Part III hereof.

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

With the increasing demand for energy usage worldwide and generally rising energy costs, governments, businesses, and consumers alike are striving to conserve energy and demand more efficient uses of power in all types of electronic products including computers, appliances, military aircraft, and hybrid cars. According to IHS Technology ("IHS"), a semiconductor industry market research company, the market for power management semiconductors for calendar year 2014 is estimated to be about $31.7 billion, primarily in power switching transistors including power MOSFETS and IGBTs and ICs.

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

Our semiconductors are used in a wide variety of applications, including:

Automotive	Networking
Industrial Motors	Displays
Consumer Electronics	Servers
Personal Computers	Gaming Consoles
Household Appliances	Satellites
Telecommunications	Renewable Energy

Business Strategy

We focus on energy efficiency by improving the technology and design of our power management products and have significantly expanded our product offerings over the years. To achieve our mission, our business strategy is focused on the following key elements:

•
Providing power management solutions tailored to target market segment applications and customers’ needs. Our business is divided into six reporting segments: Power Management Devices, Energy Saving Products, Automotive Products, Enterprise Power, HiRel, and Intellectual Property. Except for our Intellectual Property segment, our segments are organized around the end markets and customers that they target and serve. We call these segments (excluding our Intellectual Property segment which is described in “Products and Technology” section) our “Customer Segments,” and they consist of the following:

•
Power Management Devices (“PMD”) – Our PMD segment provides high performance power MOSFETs with the widest range of packages within the power management semiconductor industry for a range of applications including power supply, data processing, telecommunications, industrial, and commercial battery-powered systems. Key products used by our PMD segment include Trench HEXFET®MOSFETs, Discrete HEXFET®MOSFETs, Dual HEXFET®MOSFETs, FETKY®s, and DirectFET®s.

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

•
Automotive Products (“AP”) – Our AP segment provides high performance and energy saving solutions for a broad variety of automotive systems, ranging from typical 12V power net applications up to 1200V hybrid electric vehicle applications. Our automotive expertise includes supplying products for various automotive applications including AC and DC motor drives of all power classes, actuator drivers, automotive lighting (such as high intensity discharge lamps), direct fuel injection for diesel and gasoline engines, hybrid electric vehicle power train and peripheral systems for micro, mild, full and plug-in hybrids for electric vehicles, as well as for body electronic systems like glow plugs, Positive Temperature Coefficient (“PTC”) heaters, electric power steering, fuel pumps, Heating Ventilation and Air Conditioning (“HVAC”) and rear wipers. Our automotive product designs are used in application‑specific solutions, application‑specific integrated circuits (“ASICs”) and application‑specific standard parts (“ASSPs”) and generic high volume products for multiple original equipment manufacturer (“OEM”) platform usage. The AP segment's key products include our HVICs, intelligent power switch ICs, power MOSFETs including DirectFET®, IGBTs, Diodes and advanced power modules.

•
Enterprise Power (“EP”) – Our EP segment provides high performance analog and digital end-to-end power solutions for servers, storage, routers, switches, infrastructure equipment, graphic cards, and gaming consoles. IR offers a broad portfolio of power management system products that deliver benchmark power density, efficiency and performance. The EPBU segment's key products include CHiL digital PWM controllers, PowIRstagesTM, SupIRBuckTM, DirectFET® discretes, iPOWIR® voltage regulators, and low voltage IC's. The large and growing server market has placed an emphasis and premium on digital control, telemetry, power density, efficiency and performance. We see this trend increasing in other EP segment target applications. We offer a broad portfolio of digital and analog power management solutions that deliver benchmark power density, efficiency and performance. The EP segment's key products include our DirectFET® discrete products, CHiL digital PWM controllers, power monitoring products, XPhase®, SupIRBuckTM, iPOWIR® voltage regulators, Low voltage ICs, and PowIRstagesTM.

•
HiRel – Our HiRel segment provides high-reliability power components and sub-assemblies designed to address power management requirements in mission critical applications including satellites and space exploration vehicles, military hardware, and other high reliability applications such as commercial aircraft, undersea telecommunications, and oil drilling in heavy industry, as well as products used in biomedical applications.  Our HiRel segment has a legacy of more than thirty years of experience in many of these applications, has developed strategic relationships with major system integrators worldwide and has the knowledge, technology and processes required to meet the requirements of customers in the high-reliability markets.  The HiRel segment's key products include our RAD-Hard discretes, RAD-Hard ICs, power management modules, DC-DC converters, High Temperature converters, and Energy Storage Systems.

•	Our goal is to establish leadership in core technologies and expertise related to the solutions we offer, as follows:

•
Proprietary process technology - Our manufacturing efforts are heavily focused on proprietary processes that support our power management products. As products decrease in size and increase in functionality or power density, our wafer fabrication facilities must be able to manufacture power management solutions with deep sub-micron pattern widths or ultra thin wafers. This precision fabrication carries over to assembly and test operations, where advanced packaging technology and comprehensive testing are required to address the ever increasing performance and complexity of our integrated circuits or power devices.

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

•
The building of an efficient and flexible manufacturing and supply chain. Our manufacturing strategy is to build our products using a mix of internal factories and external contract manufacturers, whether for wafer fabrication or assembly and test. In particular, we prefer to use our internal factories primarily to manufacture new products and products where we utilize proprietary technologies, and external foundries and contract manufacturers to supplement our internal capacity, as well as respond to changes in demand for wafer fabrication and back-end assembly and test. During fiscal year 2014 we continued efforts to provide us with additional flexibility to adjust our internal manufacturing footprint to changes in demand by qualifying additional technologies and higher value-added products and programs with our contract wafer fabrication and assembly and test suppliers.  During fiscal year 2014 we targeted external contractors for up to 30 percent of our wafer fabrication needs and 75 percent of our packaging needs. We will continue to monitor the demand environment and we may seek to further adjust our operational footprint and take other actions to reflect changes in demand in future periods. As our reliance upon external foundries and contract manufacturers’ increases, we are exposed to a higher degree of manufacturing and supply chain risk (See Part I, Item 1A, “Risk Factors”).

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

Products and Technology

The following table summarizes the types of products and end-market applications for our customer segments:

(In thousands)	Power Management Devices	Energy Saving Products	Automotive Products	Enterprise Power	HiRel
Revenues by Fiscal year
2014	$411,967	$209,450	$149,646	$133,947	$200,412
2013	$367,762	$176,386	$124,695	$116,302	$188,831
2012	$367,913	$243,340	$113,353	$132,164	$192,229
Primary product function	Power conversion and management which include the lowest RDS(on) and widest range of packages for a diverse range of applications.	Integrated design platforms that enable customers to add energy‑conserving features that help achieve lower operating energy costs and overall system manufacturing bill of material costs.
Provide high performance and energy saving solutions for a broad variety of automotive systems, ranging from typical 12V power net applications up to 1200V hybrid electric vehicle power management solutions.
				Power management system solutions that deliver power density, efficiency and performance in enterprise power.	Discrete components, complex hybrid power module assemblies and rugged DC-DC converters utilize leading-edge power technology together with demanding environmental specifications.
Type of products	Trench HEXFET® MOSFETs, discrete HEXFET® MOSFETs, dual HEXFET® MOSFETs, FETKY®, DirectFET®s	High voltage ICs, Digital control ICs, iRAM integrated power modules, IGBTs	HVICs, intelligent power switch ICs, power MOSFETs including DirectFET®, IGBTs, Diodes and advanced power modules	CHil Digital PWM Controllers, Low voltage ICs, DirectFET®s, SupIRBuck™, XPhase® , iPOWIR®, and PowIRstagesTM	RAD-Hard MOSFETs RAD-Hard ICs, power modules/hybrid solutions, motor controls, DC-DC converters, high temperature converters, Energy Storage Systems
End applications	Power supply, data processing, tele-communications and industrial and commercial battery-powered systems	Motor control appliances, industrial automation, lighting and display, audio and video
AC and DC motor drives of all power classes, actuator drivers, automotive lighting (such as high intensity discharge lamps), direct fuel injection in diesel and gasoline engines, hybrid electric vehicle power train and peripheral systems in micro, mild, full and plug-in hybrids or electric vehicles, as well as for body electronic systems like glow plugs, PTC heater, electric power steering, fuel pumps, HVAC and rear wipers
				Servers, storage, routers, switches, infrastructure equipment, notebooks, graphic cards, gaming consoles
Satellites, space exploration vehicles, military hardware and other high-reliability hardware such as commercial aircraft, undersea telecommunications, oil drilling, high reliability devices in heavy industry and biomedical

Not included within our customer segments or the above table is our Intellectual Property (“IP”) segment, which contributes royalty revenues from our licensing or sale of intellectual property. Our IP segment reported $1.1 million of revenues for fiscal year 2014. For additional financial information concerning our segments, see Part II, Item 7, “Management’s Discussion and Analysis – Revenues and Gross Margin.”

Manufacturing

Semiconductor manufacturing involves two primary phases of production: wafer fabrication, and assembly and test. Wafer fabrication requires a sequence of process steps that expose silicon wafers to chemicals that change their electrical properties. The chemicals are applied in patterns that define cells or circuits within numerous individual devices, termed “die” or “chips” on each wafer. Assembly and test is the sequence of production steps that divides the wafer into individual chips and encloses the chips in structures, termed “packages” which make them usable in a circuit. Power semiconductors generally use process technology and equipment already proven in the manufacturing of ICs.

The table below provides information about our manufacturing facilities and products:

Facility and Approximate Total Size	Products
Fabrication Facilities
Temecula, California, 414,000 sq. ft.	Wafer fabrication of HEXFET® power MOSFETs, IGBTs, HEXFREDS, IC's, High Reliability products including Radiation Hardened HEXFET® power MOSFETs
Mesa, Arizona, 35,000 sq. ft.	Epitaxial Silicon film deposition wafer production for HEXFET®, power MOSFETs, IGBTs and IC products
Newport, South Wales, U.K. 451,000 sq. ft.	ICs, power MOSFETs, IGBTs, and GaN
Singapore, 60,000 sq. ft.	Ultra-thin wafer processing of power MOSFETs and IGBTs
St. Paul, Minnesota, 17,000 sq. ft.	Epitaxial wafer production for power semiconductor devices
Assembly and Test Facilities
Leominster, Massachusetts, 72,000 sq. ft.	For the High Reliability market: RAD-Hard MOSFETs, RAD-Hard ICs, power modules/hybrid solutions, and motor controls
San Jose, California, 34,000 sq. Ft.	High Reliability DC/DC converters
Tijuana B.C., Mexico, 195,000 sq. Ft.	HEXFET®, power MOSFETs, IGBT, High Reliability Discretes, and DirectFET

As discussed above under “Business Strategy: The building of an efficient and flexible manufacturing and supply chain”, where we describe our manufacturing strategy, we use third party foundries for wafer fabrication as well as third party contract manufacturers for back-end assembly and test of products in facilities inside and outside of the United States.

Marketing, Sales and Distribution

For the fiscal year ended June 29, 2014, we derived approximately 61 percent, 32 percent and 7 percent of our revenues from sales to distributors, OEMs, and contract manufacturers, respectively. Our sales organization consists of sales employees, field application engineers and inside sales employees, as well as external sales representatives. We divide our sales team into regional sales organizations in the Americas, Europe, Asia Pacific and Japan. Our regional sales organizations are supported by the business unit groups within each of our reportable segments which coordinate the marketing activities for their respective products.  The regional sales organizations are also supported by a global logistics organization which manages owned warehouses, as well as relationships with third party delivery hubs. Product orders flow to our manufacturing facilities or third party contract manufacturers, which make the products. The products are then shipped through owned warehouses or third-party delivery hubs for delivery to the customers.

The primary function of our sales organization is demand creation activities to help identify sales opportunities within our key customer applications, assist our customers in designing our products into their applications and provide longer-term solutions based on our customers’ technology and product plans and requirements. In many circumstances, we sell our products to the contract manufacturer of the OEM.

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

We utilize our distributors’ sales forces, account networks, inventory programs and logistics services to provide our customers with order fulfillment options, products, and flexibility. A significant portion of our sales to distributors are subject to agreements which may include standard stock rotation and price protection provisions, as well as ship and debit rights.

For financial information about the results of our geographic areas for each of the last three fiscal years, refer to Part II, Item 8, Note 11, “Segment Information” of Notes to Consolidated Financial Statements. For the risks attendant to our foreign operations, see Part I, Item 1A, “Risk Factors – Our international operations expose us to material risks, including risks under U.S. export laws.”

Customers

Our devices are incorporated into subsystems and end products manufactured by other companies. Our customers include distributors, OEMs and contract manufacturers. The majority of our products in our customer segments, which include the PMD, ESP, AP, EP, and HiRel segments, are sold directly to distributors or OEM customers. During the fiscal years ended June 29, 2014, June 30, 2013, and June 24, 2012, sales to two of our largest distribution customers, Weikeng International and Arrow Electronics, were approximately 14.3 percent and 10.7 percent, respectively, 12.8 percent and 10.4 percent, respectively, and 12.2 percent and 10.9 percent, respectively, of consolidated revenues. Also, some of our segments have several large customers who are individually significant to their respective segments.

For financial information about geographic areas, please see Part II, Item 8, Note 11, “Segment Information” of Notes to Consolidated Financial Statements.

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

Our major competitors by segment for the fiscal year ended June 29, 2014 were as follows:

Segment:	Competitors (alphabetical)
Power Management Devices	Fairchild, Infineon, ON Semiconductor, Renesas, STMicroelectronics, Toshiba, and Vishay
Energy Saving Products	Fairchild, Infineon, IXYS, Mitsubishi, NXP, ON Semiconductor, Renesas, STMicroelectronics, and Toshiba
Automotive Products	Fairchild, Infineon, NXP, STMicroelectronics, and Vishay
Enterprise Power	Fairchild, Infineon, Intersil, Maxim, and Texas Instruments
HiRel	Aeroflex, Microsemi, MS Kennedy, and VPT

Research and Development

Our R&D program focuses on the advancement and diversification of our technology platforms and products, as well as next generation technologies. We continue to commit substantial resources to R&D to generate new patents and other intellectual property related to our technologies and products. For fiscal year 2014 we spent $130.8 million (11.8 percent of revenues) on R&D activities.

Technology platforms supported include our power management IC platforms, our MOSFET and IGBT switch platforms, as well as packaging /multichip module platforms such as PowIRstage®, SupIRbuck® and iRAM PS multi-chip modules. Our R&D effort also focuses on developing longer term, broadly applicable new technologies such as GaNpowIR®, our proprietary GaN on Si based power conversion device platform. Based on all these platforms, we have been developing and introducing power management products and new architectures for the next-generation of applications, including new gaming consoles, high-performance servers, hybrid vehicles and energy‑efficient appliances.

We maintain and operate a global network of product design centers. During fiscal year 2014, we continued to introduce advanced power management solutions that drive high performance computing and save energy across our served market segments. These products included: a) integrated power stage devices, b) ICs and chipsets improving power density and efficiency in DC-DC applications found in high performance computers and servers, c) the continued expansion of our CHiL digital controllers and DirectFET® product families, d) ICs for Class D audio, electronic lighting ballasts and motor control, e) GaNpowIR® devices, f) our SmartRectifier™ ICs helping computer and consumer entertainment devices meet emerging system and standby power regulations, g) radiation hardened DC-DC converter modules for space satellite power applications, and h) expansion of our IGBT and MOSFET switch product families.

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

Intellectual Property

We continue to make significant investments in developing, making use of and protecting our Intellectual Property ("IP"). In the past fiscal year, we added approximately 105 patents worldwide to our patent portfolio. We have approximately 960 issued unexpired U.S. patents and approximately 690 patent applications pending worldwide. We are also licensed to use certain patents owned by others. We have several registered trademarks in the United States and abroad, including the trademarks HEXFET® and DirectFET®. We believe that our IP contributes to our competitive advantage, and we are committed to enforcing and defending our intellectual property rights, including through litigation if and when necessary.

We report revenues from the sale and/or licensing of our technologies and manufacturing process know-how, as well as settlements of claims brought against third parties in our IP segment.  In fiscal years 2014, 2013 and 2012, we received $1.1 million, $3.1 million and $1.6 million of royalty revenues, respectively.  IP segment revenues are dependent on our licensed MOSFET, HVIC and package technology patents, the continued enforceability and validity of those patents, the ability of our competitors to design around our technology or develop competing technologies, and general market conditions.  The continuation of such revenues is subject to a number of risks (see Part I, Item 1A, “Risk Factors—Our ongoing protection and reliance on our IP assets expose us to risks”). We continue to derive royalty revenues from HVIC and package technology patents, and from time to time, we enter into opportunistic licensing arrangements that we believe are consistent with our business strategy.

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

Our disclosures regarding the matters set forth in Note 15, “Environmental Matters,” to our Notes to the Consolidated Financial Statements set forth in Part II, Item 8, herein, are incorporated herein by reference. (See also Part II, Item 1A, “Risk Factors.”)

Employees

As of June 29, 2014, we had 4,165 employees, with 1,636 employed in the U.S., 1,470 in Mexico, 634 in Europe, and 425 in Asia. As of June 29, 2014, none of our U.S. employees had collective bargaining agreements and we consider our relations with our employees to be good. In some jurisdictions outside the United States, from time to time, employees may be covered by certain statutory, special or other arrangements, such as collective bargaining agreements. Additionally, employees may participate in collective groups like work councils, that may seek benefits for covered personnel. We believe our relationships with such organizations are also generally good.

Executive Officers of the Registrant

The following sets forth certain information with respect to each person who is currently an executive officer of the Company:

Name	Age	Position
Oleg Khaykin	49	President and Chief Executive Officer
Ilan Daskal	49	Executive Vice President and Chief Financial Officer
Gary Tanner	62	Executive Vice President and Chief Operations Officer
Michael Barrow	60	Executive Vice President, GaN Technologies
Adam White	40	Senior Vice President, Global Sales
Timothy Bixler	47	Vice President, Secretary and General Counsel

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

Adam White was appointed Senior Vice President, Global Sales of the Company in July 2011. Mr. White joined us in 1996 and held various technical, manufacturing and marketing positions during his initial years with the Company, and various positions in the areas of business development and sales in his more recent years with the Company.  For more than the past six years, Mr. White held various positions in increasing leadership in business development and sales, most recently since January 2010 in the position of Senior Vice President, Worldwide Sales, focusing on Company commercial demand creation.  Mr. White holds a Bachelor of Engineering, Electronics and Electrical Engineering with Diploma in Industrial Studies, BEng (Hons), DIS from University of Loughborough, United Kingdom.

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

Available Information

We file with the SEC, pursuant to Section 13(a) or 15(d) of the Exchange Act of 1934, as amended (“Exchange Act”), annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished. These reports may be accessed at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549. Information on the operation of the Public Reference Room is available by calling the SEC at 1-800-SEC-0330. The SEC maintains a website that contains reports, proxy and information statements, and other information about us. The SEC’s internet address is http://www.sec.gov.

Our internet address is http://www.irf.com. We make available free of charge through our website our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, proxy statements and amendments to those reports, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC.

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

Factors That May Affect Future Results

The proposed merger with Infineon may disrupt our business and, if the merger does not occur, our stock price may decline, we will have incurred significant expenses, and we may need to pay a fee to Infineon.

As previously announced, on August 20, 2014 we entered into a merger agreement with Infineon Technologies AG (“Infineon”) pursuant to which Infineon will acquire all of our common stock for $40 per share in cash (the "Merger"). The Merger, whether or not consummated, may result in a loss of key personnel and may disrupt our sales and marketing or other key business activities, including our relationships with third parties, including customers, which may have an adverse impact on our financial performance. The merger agreement in general requires us to operate our business in the ordinary course pending consummation of the Merger, but includes certain contractual restrictions on the conduct of our business that may affect our ability to execute on our business strategies and attain our financial goals. Additionally, we have incurred and will continue to incur substantial financial advisory, legal, and other professional fees and expenses in connection with the Merger, which must be paid even if the Merger is not completed.

The obligation of Infineon to complete the Merger is subject to several conditions, including the adoption of the merger agreement by the affirmative vote of the holders of at least a majority of our outstanding shares of common stock and the receipt of certain regulatory approvals, including the expiration or early termination of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1974, as amended, certain foreign antitrust approvals and clearance by the Committee on Foreign Investment in the United States. These conditions are described in more detail in the merger agreement, which will be filed as an exhibit to the Company's Current Report on Form 8-K to be filed with the SEC on or about August 22, 2014. There is no assurance that each of the conditions set forth in the merger agreement will be satisfied or that the Merger will occur when or as expected. If the Merger is not completed, the share price of our common stock may change to the extent that the current market price of our common stock reflects an assumption that the Merger will be completed.

Under certain circumstances, if the Merger is not completed, we may be required to pay Infineon a termination fee of $70 million or pay $15 million to reimburse Infineon for its transaction related expenses.

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

General Economic Conditions Continue to be Uncertain and Could Materially Adversely Affect our Business.

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

These factors could negatively affect our business, operating results and financial condition in a number of ways, including increasing our costs or imposing practical limits on pricing, both of which could lower our profit margins and have a material adverse effect on our results of operations and financial condition. If business or consumer spending decreases or fails to develop, or general economic conditions deteriorate, we could experience significantly diminished demand for our products, which would also materially adversely affect our operating results and financial condition. In addition, if the financial condition of our customers, including our distributors, is adversely affected, our revenues could be substantially lower and some parties may not pay us or may delay paying us for products. Also, if the banking system or the financial markets were to deteriorate, our investment portfolio may be impacted, and the values and liquidity of our investments could be adversely affected.

Adverse changes in end-market demand, due to downturns or other changes in the semiconductor industry, cyclicality, seasonality, or economic factors, could adversely affect our operating results and the value of our business.

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

Changes in the mix of customer demand can materially adversely affect our operating results and require additional investments in production capacity.

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

Additionally, a mismatch between our inventories and customer demand, could result in our having inventories of products that may not be sellable and not enough product of the proper mix to meet demand. These factors may result in the need to write-off unsellable inventories and/or loss of sales and revenue. If the mix of customer demand requires us to increase our production capacity for particular products, we could incur additional costs and delays associated with the introduction of new products and start-up of new facilities and production lines. As a result of these effects, adverse changes in the mix of customer demand could materially adversely affect our operating results and financial condition.

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

To the extent we are not able to satisfy our contractual obligations to fulfill products, we may also be subject to potential claims. While we would defend ourselves vigorously against any such claims, large claims, if found meritorious, could have a material adverse effect on our results of operation and financial condition.

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

Rapidly changing technologies, design cycles, new product introductions and changing industry standards, characterize the semiconductor industry. Therefore, our financial performance depends on our ability to design, develop, manufacture, assemble, test, market, sell and support new products and enhancements on a timely and cost-effective basis. As a result, we must spend substantial resources on research and development and manufacturing capability for new products and technology platforms, including our Gallium Nitride technologies. We cannot guarantee that we will develop the new products and platforms ahead of competitors in the market. If we do not develop new technologies or timely react to changes in existing technologies we could have lower revenues and a loss of market share relative to our competitors.

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

Our strategy for increased, efficient and flexible, capacity has also included the greater use of third party manufacturers for wafer and product assembly and testing. We are also constructing a new wafer thinning facility in Singapore. We have at times experienced difficulty completing construction at new facilities, in beginning production at new facilities or third party manufacturers, or in changing processes for existing products or moving and qualifying product lines to new locations. We have also from time to time experienced delays in our ability to increase capacities, delays in product deliveries and reduced yields. Additionally, from time to time, there are market constraints on our ability to obtain necessary production equipment from third party equipment manufacturers. As a consequence, our plans to adjust our manufacturing and achieve the needed capacity efficiency and flexibility, including our ability to hire staff and make our new wafer thinning facility in Singapore operational at the production levels needed for our business in a timely and cost-effective way, could be delayed or not achieved at all.

We also may experience manufacturing problems in achieving acceptable yields, experience product delivery delays, and/or quality issues in the future, as a result of, among other things, capacity constraints, construction delays, delays in upgrading or expanding existing facilities, changing our process technologies or qualifying third party manufacturers to produce our products. As a result of any of these factors, we could have a material loss of revenues or an inability to meet customer demands. Also, our operating results have in the past been, and in the future would be adversely affected, even materially, by low utilization of our production capacity, if due to these factors our facilities are not operating at an efficient level.

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

We cannot assure that we will obtain new licenses to produce royalties or that we will continue to receive royalties from existing licenses in the future. While we try to predict the effects of these factors, often there are variations or factors that can significantly affect results to be different from that predicted. Accordingly, we cannot assure that our predictions of our IP segment revenues will be consistent with actual results, nor can we guarantee any level of our future royalty income.

Our failure to obtain or maintain the right to use certain technologies expose us to risks and could negatively affect our financial results.

Our future success and competitive position may depend in part upon our ability to obtain or maintain certain proprietary technologies used in our products. Our ability to maintain these technologies is achieved in part by defending and maintaining the validity of our patents, defending claims of infringement brought by our competitors and other third parties, and at times by asserting intellectual property claims against third parties. We have in the past asserted intellectual property claims against others and may do so again in the future. We can also be subject to claims and lawsuits in which it is alleged that we have infringed upon the intellectual property rights of others or that our claims of rights are narrow or invalid. We also license certain patents and other technologies owned by others for use in our products and processes.

Our involvement in existing and future intellectual property litigation could result in significant expense, adversely affect sales of the challenged product or technologies and divert the efforts and attention of our technical and management personnel, whether or not the litigation is resolved in our favor. If it is claimed or determined that we have infringed the rights of third parties, we may be exposed to substantial liability for damages or have our rights limited and may need to obtain licenses from the patent or other technology owners, discontinue, change our processes or products, or expend significant resources to develop or acquire non-infringing technologies. For intellectual property licenses we have, our ability to continue to use such technologies depends on our ability to maintain such licenses. We cannot promise that we would be successful in such efforts or that such licenses would be available under reasonable terms or that we would be successful in our claims against third parties. All of these factors and our failure to develop or acquire non-infringing technologies, to obtain licenses on acceptable terms, the occurrence of litigation itself or our failure to be successful in litigation could have a material adverse effect on our operating results and financial condition.

If some OEMs do not design our products into their equipment or if we do not convert design or program wins to actual sales, for whatever reasons, a portion of our revenues may be adversely affected.

A “design-win” or program award from a customer does not guarantee that the design or program win will result in future sales to that customer. We also are unable to assure that we will be able to convert any design or program wins into sales for the life of any particular program, or at all, or that the revenues from such wins would be significant. We also cannot promise that we will achieve any level of design or program wins. Without design or program wins from OEMs, we would only be able to sell our products to these OEMs as a second source, if at all. Once an OEM designs another supplier’s product into one of its product platforms, it is more difficult for us to achieve future design or program wins with that OEM’s product platform because changing suppliers involves significant cost, time, effort and risk. Achieving a design or program win with a customer also does not ensure that we will receive significant revenues from that customer. Accordingly, if OEMs do not design our products into their equipment or if we do not convert design or program wins to actual sales, for whatever reasons, our revenues may be materially adversely affected.

Third party interruptions, delays or material cost increases affecting our materials, parts or equipment may impair our competitive position and our operations.

Our manufacturing operations depend upon obtaining adequate supplies of materials, parts and equipment, including among other things, silicon, mold compounds, lead frames, fabrication and assembly equipment, on a timely basis from third parties. Our results of operations could be adversely affected if we were unable to obtain adequate supplies of materials, parts and equipment in a timely manner from our third party suppliers or if the costs of materials, parts or equipment increase significantly. From time to time, suppliers may discontinue products, extend lead times, limit supplies or increase prices due to capacity constraints, market conditions or other factors. For example, from time to time we experience material cost increases for commodity metals that are included in materials used in our manufacturing processes, and the future costs of these materials are uncertain. Additionally, we have a limited number of suppliers or sole suppliers for some materials, parts and equipment, and any interruption could materially impair our operations, our revenues, and adversely affect our ability to meet customer demand, and otherwise adversely affect our business, financial condition and results of operations.

Interruptions, delays or cost increases at our key facilities may impair our competitive position and our operations.

We manufacture a substantial portion of the semiconductor wafers for our products at our Temecula, California and Newport, Wales facilities and use third party manufacturers to produce the remaining portion of the semiconductor wafers used by us. Also, we assemble and test products at our Tijuana, Mexico facility and use third party contract manufacturers to assemble and test a larger portion of our products. Also, we rely increasingly on the use of our wafer thinning facility in Singapore as its production ramps. Any disruption of operations at these facilities or at other facilities where we manufacture products or where our products are manufactured, whether as a result of equipment malfunction or maintenance needs, natural or man-made disasters, or other effects could have a material adverse effect on our ability to generate revenues, meet customer demand and otherwise adversely affect our business, financial condition and results of operations.

Our products may be found to be defective and, as a result, claims may be asserted by others, which may harm our business and our reputation with our customers and materially adversely affect our results and financial condition.

Our products are typically sold at prices that are significantly lower than the cost of the equipment or other goods in which they are incorporated. Although we maintain quality control systems, we ship large quantities of products to a wide range of customers around the world, for use in a variety of high profile and often critical applications. Those applications include, among others, space, aviation, servers, automotive and medical applications. In the ordinary course of our business, we receive claims that some of these products are defective or do not perform to published or agreed specifications. We could also receive claims that our products have caused personal injury or property damage. Since a defect or failure in our products could give rise to failures in the end products that incorporate them (and potential claims for consequential damages, or for injury or property damage, depending on applicable law and contract), we often need to defend against claims for damages that are larger than the revenues and profit we receive from the products involved. In addition, our ability to reduce the amount of these claims may be limited by the laws or the customary business practices of the countries where we do business. Even in cases where we do not believe we have legal liability for claims, we may choose to pay them to retain a customer's business or goodwill or to avoid the costs and attendant risks of protracted litigation. Our results of operations and business would be materially adversely affected as a result of significant alleged quality or performance issues in our products, or if we are required or choose to pay for the damages that result.

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

From time to time and in the ordinary course of business we have commercial or product quality issues or disputes with such contractors, and there can be no assurance that other future disputes will not arise. In some instances, we do not have long-term agreements with our contractors. As a result, we do not have immediate control over our product delivery schedules or product quality. Due to the amount of time often required to qualify contractors and the high cost of qualifying multiple parties for the same products, we could experience delays in the shipment of our products if we are forced to find alternative third parties to perform contract services. Any delivery delays from contractors in the future could have a material adverse effect on our operating results and financial condition, and affect our ability to satisfy customer obligations. Also, the failure of these contractors to properly perform their obligations could prevent us from achieving greater capacity efficiency and flexibility, or result in returns or claims from customers arising from quality issues.

We maintain a backlog of customer orders that is subject to cancellation, reduction or delay in delivery schedules, which may result in lower than expected revenues and gross margin.

With certain exceptions related primarily to products within our HiRel segment, we manufacture primarily pursuant to purchase orders for current delivery or to forecast, rather than under fixed supply obligations. The semiconductor industry is subject to rapid changes in customer outlooks or unexpected increases of inventory in the supply channel as a result of shifts in end-market demand generally or in the mix of that demand. Therefore, many of our purchase orders or forecasts may be revised or canceled without penalty. As a result, we must commit resources to the manufacturing of products, and a specific mix of products, often without significant advance purchase commitments from customers. Our inability to sell products after we devote significant resources to build them could have a material adverse effect on our inventory levels and value, our revenues and our operating results generally. Additionally, cancellation or significant reduction in significant customer programs, could materially affect our ability to achieve our revenues and gross margin targets.

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

Historically, a significant portion of our revenues has come from a relatively small number of customers and distributors. For example, we derived approximately 61 percent of our revenues from sales to distributors, the two largest of which accounted for approximately 14.3 percent and 10.7 percent of consolidated revenues, respectively. Loss or financial failure of any significant customer or distributor, reduction in orders by any of our significant customers or distributors, or cancellation of a significant order, could materially and adversely affect our business and/or that of one or more of our reportable segments.

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

In October 2012, we entered into a four year senior unsecured revolving credit facility which expires in October 2016 and under which we may borrow up to $100 million. Whether or not we have borrowings under the facility, the revolving credit facility imposes restrictions on our business, including restrictions on additional indebtedness, liens and encumbrances, investments, acquisitions, loans and advances, mergers, consolidations and asset dispositions, dividends and other restricted payments, transactions with affiliates, capital expenditures and other matters customarily restricted in such agreements.  The terms of the credit facility also require us to comply with certain financial tests.

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

For example, currently the U.S. government is not approving new export licenses to Russia for our military use products, is increasing its level of sanctions on Russia due to world events, and is tightening controls on the types of products that may be sold to China without licensing. To the extent these changes continue, the Company may be restricted or limited with respect to certain sales in these areas.

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

Compliance with new regulations regarding the use of “conflict minerals” could limit the supply and increase the cost of certain metals used in manufacturing our products, and our failure to demonstrate that our products are free of conflict minerals could adversely affect our revenues.

Section 1502 of the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the “Dodd-Frank Act”), requires the SEC to promulgate new disclosure requirements for manufacturers of products containing certain minerals which are mined from the Democratic Republic of Congo and adjoining countries. These “conflict minerals” are commonly found in metals used in the manufacture of semiconductors.  Manufacturers are also required to disclose their efforts to prevent the sourcing of such minerals and metals produced from them. The implementation of these new regulations may limit the sourcing and availability of some of the metals used in the manufacture of our products. The regulations may also reduce the number of suppliers who provide conflict-free metals, and may affect our ability to obtain products in sufficient quantities or at competitive prices. Finally, some of our customers may elect to disqualify us as a supplier, and materially adversely affect our revenues if we are unable to verify that the metals used in our products are free of conflict minerals.

We cannot promise that we will have sufficient capital resources to make necessary investments in manufacturing technology and equipment.

The semiconductor industry is capital intensive. Semiconductor manufacturing requires a regular upgrading of process technology to remain competitive, as new and enhanced semiconductor processes are developed which permit smaller, more efficient and more powerful semiconductor devices. We maintain certain of our own manufacturing, assembly and test facilities, which have required and will continue to require significant investments in manufacturing technology and equipment, especially for new technologies we develop, including our Gallium Nitride technologies. We are also attempting to add the appropriate level and mix of capacity to meet our customers’ future demand, as well as the establishment and production ramp of our new wafer thinning facility in Singapore. There can be no assurance that we will have sufficient capital resources to make necessary investments in manufacturing technology and equipment, or that we will be able to complete and operate our new wafer thinning facility in Singapore in time and at the levels required to satisfy customer demand. Although we believe that anticipated cash flows from operations, existing cash reserves and other equity or debt financings that we may obtain will be sufficient to satisfy our future capital expenditure requirements, we cannot promise that this will be the case or that alternative sources of capital or credit will be available to us on favorable terms or at all.

We have made and may continue to make substantial investments in plant and equipment that may become impaired.

In order to conduct our business, we make substantial investments in plant and equipment, including substantial investments in support of the construction and production ramp of our wafer thinning facility in Singapore and in equipment loaned to our third party contract manufacturers. Some of our investments in plant and equipment support particular technologies, processes or products, and may not be applicable to other or newer technologies, processes or products.  Also, the ability to relocate and qualify equipment for our operations, whether within our Company or to and from third party contractors is typically time consuming and costly.  To the extent we invest in more equipment or a mix of equipment than we can use efficiently, experience low plant or equipment utilization due to reduced demand or adverse market conditions, our plant or equipment becomes older or outmoded, or we are not able to efficiently recover and/or utilize equipment on loan at third party contractors, we may incur significant costs or impairment charges that could materially adversely affect our results of operation and financial condition.

Our restructuring programs may not achieve their goals, could be costly, delayed and disruptive to our business, and could materially adversely affect our results and financial condition.

In August 2012, we announced a restructuring program to modify our manufacturing strategy due to a reduction in customer demand. The plan included closing or resizing various manufacturing facilities and otherwise reducing our selling and administrative and research and development costs.  While many of the actions associated with this program have already taken place, others have yet to be concluded. We cannot assure that these restructuring initiatives will achieve their goals or accomplish the cost reductions planned. Additionally, because our restructuring activities involve changes to many aspects of our business, the cost reductions could adversely affect productivity and revenues to an extent we have not anticipated. Even if we fully execute and implement these restructuring activities, and they generate the anticipated cost savings, there may be other unforeseen factors that could adversely impact our profitability and business.  Costs associated with the program and the timing of the program are subject to a number of conditions, among them the ability to qualify existing product lines at other internal or external manufacturing facilities (including the timely ramping to full production of the wafer thinning facility we are constructing in Singapore), customer requirements or demand, changes in business conditions and/or operational needs, retention of key employees, and governmental regulations. Accordingly, there could be both adverse changes in the amount of costs or the timing of the anticipated actions. Changes in the timing or amount of costs associated with, or disruptions caused by, our restructuring initiatives could materially adversely affect our results and financial condition.

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

Under some laws and regulations, we could be held financially responsible for remedial measures if our properties are contaminated or if we send waste to a landfill or recycling facility that becomes contaminated, even if we did not cause the contamination. Under other laws, we may be subject to fines and penalties if facilities or equipment are not operated in technical compliance with permit conditions or if required reports are not timely filed with applicable agencies. Also, we may be subject to common law claims if we release substances that damage or harm third parties. We have been subject to claims of governmental authorities and other third parties, and may continue to be in the future (See Note 15, “Environmental Matters”, to our Consolidated Financial Statements set forth in Part II, Item 8).

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

Our international operations expose us to material risks that could materially adversely affect our operating results and financial condition.

We expect revenues from foreign markets to continue to represent a significant portion of total revenues. We maintain or contract with others to promote significant operations and equipment in foreign countries, including wafer fabrication, product assembly and testing. Among others, these risks include: changes in, or impositions of, legislative or regulatory requirements, including tax laws in the United States and in the countries in which we manufacture or sell our products; trade restrictions and sanctions (including, without limitation, increasing sanctions with respect to Russia and China); transportation delays; work stoppages; economic and political instability; crime; kidnapping; war; terrorism; and foreign currency fluctuations.

Any or all of such risks could materially adversely affect the revenues and operating results of our segments or Company as a whole. Additionally, in certain jurisdictions where we use third party contractors, the legal systems do not provide effective remedies to us when the contractor has breached its obligation or otherwise fails to perform.

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

Terrorist attacks, such as those that took place on September 11, 2001, or threats or occurrences of other terrorist or related activities, whether in the United States or internationally, may affect the market in which our common stock trades, the markets in which we operate and our profitability. Future terrorist or related activities could affect our domestic and international sales, disrupt our supply chains and impair our ability to produce and deliver our products. These activities could affect our physical facilities or those of our suppliers or customers, and make transportation of our supplies and products more difficult or cost prohibitive. Due to the broad and uncertain effects that terrorist attacks have had on financial and economic markets generally, we cannot provide any estimate of how these activities might affect our future results.

Natural disasters, whether in the United States or internationally, may materially adversely affect the markets in which our common stock trades, the markets in which we operate, our ability to produce and sell product, and our operating results and financial condition.

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

Natural disasters, whether in the United States or internationally, generally may affect the markets in which our common stock trades, the markets in which we operate, our ability to achieve revenues and our profitability. In the past, our operations and those of our third party contractors have been affected by a number of natural disasters, including, among other things, earthquakes, fires, floods, volcanoes, hurricanes, and inclement weather, and may be affected by additional natural disasters in the future. Additionally, such events could result in power or other utility outages, delay or result in cancellation of domestic and international sales, disrupt our supply chains, close factories and delay production, reduce sales and cancel orders, and impair our ability to produce, sell and deliver our products. Such events could affect physical facilities, including without limitation, the facilities where we or our contractors or vendors produce materials and products (whether finished goods or raw materials and process chemicals and gases).  Such events could also make transportation of our supplies and products more difficult, delay delivery, or cost prohibitive.  Additionally, to the extent we may not be able to satisfy contractual obligations, we may be subject to potential claims.

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

ITEM 2. PROPERTIES

We maintain manufacturing facilities, design centers, and business offices around the world. Our manufacturing facilities, design centers, and business offices as of June 29, 2014, are in the following locations:

Location	Owned	Leased	Semiconductor Silicon/Wafer Manufacturing	Wafer Thinning, Assembly and Test/ Module Manufacturing	Design Center	Business/ Office
El Segundo, California (U.S.A.)	X	X			X	X
Temecula, California (U.S.A.)	X		X			X
San Jose, California (U.S.A.)		X		X	X	X
Irvine, California (U.S.A.)		X			X
Chandler, Arizona (U.S.A.)		X			X	X
Mesa, Arizona (U.S.A.)	X		X
Durham, North Carolina (U.S.A.)		X				X
Leominster, Massachusetts (U.S.A.)	X			X	X	X
Tewksbury, Massachusetts (U.S.A.)		X			X	X
St. Paul, Minnesota (U.S.A.)		X	X
Warwick, Rhode Island (U.S.A.)		X			X
Tijuana, Mexico	X			X		X
Reigate, England (U.K.)		X			X	X
Newport, Wales (U.K.)	X		X	X	X	X
Skovlunde, Denmark		X			X
Provence, France		X			X
Neu Isenburg, Germany		X				X
Pavia, Italy		X			X
Singapore		X		X		X
Beijing, China		X				X
Shanghai, China		X				X
Shenzhen, China		X				X
Hong Kong, China		X				X
Seoul, Korea		X				X
Osaka, Japan		X				X
Nagoya, Japan		X				X
Tokyo, Japan		X				X

Our manufacturing facilities in San Jose, California and Leominster, Massachusetts are dedicated for use by the HiRel segment. With the exception of the facilities at these two locations, the rest of our fabrication and assembly and test facilities are generally shared by the PMD, ESP, AP, EP, and HiRel segments. The IP segment generally operates out of our El Segundo, California business office.

We believe our current facilities, supplemented by third party contract wafer fabrication and assembly and test capacity, are adequate for our near-term operating needs; however, we continue to take a number of actions to respond to changes in customer demand.  Specifically, during fiscal year 2014 we added capacity to our existing external contract wafer fabrication capacity and assembly and test capacity related to certain proprietary and higher value-added products and programs.  Recently, we have made capacity adjustments to our internal factories.  Pursuant to our fiscal year 2013 Restructuring Initiatives, we have closed one older and less efficient factory, and will partially close another.  We are consolidating a certain amount of our proprietary processes such as ultra-thin wafer processing into a small wafer thinning facility in Singapore.  Certain wafers from both third party contract wafer fabrication facilities and an internal manufacturing facility will go to our Singapore facility for final processing.

In addition to the facilities listed above, we have sales or technical support offices located in China, Finland, France, Germany, India, Italy, Japan, Mexico, the Philippines, Russia, Singapore, South Korea, Sweden, Taiwan, the United Kingdom and the United States.

ITEM 3. LEGAL PROCEEDINGS

Our disclosures regarding the matters set forth in Note 15, "Environmental Matters," and Note 16 "Litigation," to our consolidated financial statements set forth in Part II, Item 8, herein, are incorporated herein by reference.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is traded on the New York Stock Exchange (“NYSE”) under the symbol “IRF.” There were 947 registered holders of record of our common stock as of June 29, 2014. Stockholders are urged to obtain current market quotations for the common stock. For equity compensation plan information, please refer to Part III, Item 12, “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” herein, and matters incorporated herein by reference from the Company’s proxy statement relating to the Company’s 2014 annual meeting of stockholders to be filed within 120 days after June 29, 2014.

As of our fiscal year ended June 29, 2014, 8.4 million common stock shares are reserved for issuance under our equity incentive plans, of which 0.3 million stock options and 3.8 million restricted stock units are outstanding and approximately 4.3 million are available for future grants. As of June 29, 2014, 0.2 million stock options were outstanding and exercisable at an average exercise price of $21.77.

Dividends

No cash dividends have been declared to stockholders during the past three years, and we do not expect to declare cash dividends in the foreseeable future. However; payment of dividends is within the discretion of our Board of Directors, and will depend upon, among other things, our earnings, financial condition, capital requirements, and general business conditions.

Stock Prices

The following table contains daily closing stock prices for each quarter of fiscal years 2014, and 2013:

	2014		2013
Fiscal Quarter	High	Low	High	Low
1st	$25.52	$21.19	$19.99	$16.25
2nd	26.04	22.91	17.91	14.69
3rd	28.12	24.13	21.80	17.50
4th	28.72	25.25	22.53	18.04

Stock Performance

The following graph compares the cumulative total stockholder return of our common stock during the last five fiscal years with (i) the cumulative total return of the Standard and Poor’s 500 Stock Index and (ii) the cumulative total return of the Standard and Poor’s High Technology Composite Index. The comparison assumes $100 was invested on June 28, 2009 in our common stock and in each of the foregoing indices and the reinvestment of dividends through fiscal year ended June 29, 2014. The stock price performance on the following graph is not necessarily indicative of future stock price performance.

Cumulative Total Return	End of Fiscal Year (In US Dollars)
	2009	2010	2011	2012	2013	2014
International Rectifier Corporation	100	137	178	136	143	188
S&P 500 Index	100	117	138	145	175	213
PHLX Semiconductor Index	100	134	149	144	178	239

Recent Sales of Unregistered Securities

None.

Purchase of Equity Securities

The following provides information on a fiscal monthly basis for the quarter ended June 29, 2014, with respect to the Company’s purchases of equity securities under the authorized stock repurchase program:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number (or Approximate Dollar Value) of Shares that May Yet be Purchased Under the Plans or Programs
March 31, 2014 to April 27, 2014	—	—	—	$34,226,768
April 28, 2014 to May 25, 2014	242,661	$25.72	242,661	$27,978,963
May 26, 2014 to June 29, 2014	138,473	$27.15	138,473	$24,215,340

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

ITEM 6. SELECTED FINANCIAL DATA

The following tables include consolidated selected summary financial data for each of our last five fiscal years. The selected financial data for our fiscal years ended June 29, 2014, June 30, 2013 and June 24, 2012, and as of June 29, 2014 and June 30, 2013, are derived from our audited Consolidated Financial Statements, contained in Part II, Item 8, “Financial Statements and Supplementary Data,” of this report. The selected financial data for our fiscal years ended June 26, 2011 and June 27, 2010, and as of June 24, 2012, June 26, 2011 and June 27, 2010, are derived from our audited Consolidated Financial Statements for these periods, which are not included in this report. This information should be read in conjunction with our audited Consolidated Financial Statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Statements of Operations Data	Fiscal Year Ended (1)
	June 29, 2014	June 30, 2013	June 24, 2012	June 26, 2011	June 27, 2010
(In thousands, except per share data)
Revenues	$1,106,571	$977,035	$1,050,588	$1,176,577	$895,297
Cost of sales	707,363	719,930	710,565	711,685	602,700
Gross profit	399,208	257,105	340,023	464,892	292,597
Selling, general and administrative expense	182,318	181,746	200,411	193,748	169,190
Research and development expense	130,848	127,093	135,105	119,339	99,310
Impairment of goodwill	—	—	69,421	—	—
Amortization of acquisition‑related intangible assets	6,420	6,653	8,369	6,768	4,375
Asset impairment, restructuring and related charges (recoveries)	5,638	16,996	—	(3,359)	289
Gain on disposition of property	—	—	(5,410)	—	—
Operating income (loss)	73,984	(75,383)	(67,873)	148,396	19,433
Other expense, net	2,974	1,390	4,267	718	2,019
Interest expense (income), net	24	57	(333)	(10,114)	(11,221)
Income (loss) from continuing operations before income taxes	70,986	(76,830)	(71,807)	157,792	28,635
Provision for (benefit from) income taxes	12,253	11,990	(16,757)	(8,754)	(52,192)
Income (loss) from continuing operations	$58,733	$(88,820)	$(55,050)	$166,546	$80,827

Net income (loss) per common share-basic	$0.83	$(1.28)	$(0.79)	$2.35	$1.13
Net income (loss) per common share-dilutive	$0.81	$(1.28)	$(0.79)	$2.33	$1.13

Balance Sheet Data
Total cash, cash equivalents, restricted cash and investments	$610,410	$455,895	$385,884	$499,668	$586,590
Total assets	1,565,540	1,453,212	1,531,823	1,670,984	1,440,917
Long-term debt, less current maturities	—	—	—	—	—

Notes:

1.	No dividends were paid by the Company during the five years presented.

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

The following discussion and analysis provides information we believe is relevant to an assessment and understanding of our consolidated results of operations and financial condition. This discussion should be read in conjunction with our consolidated financial statements and accompanying notes for the year ended June 29, 2014. The discussion includes:

•	Overview

•	Results of Operations

•	Liquidity and Capital Resources

•	Recent Accounting Standards

•	Critical Accounting Polices and Estimates

While we have made certain forward looking statements regarding revenues, gross margin, cash flows, selling, general and administrative expense and research and development expense in the following MD&A based on our current visibility into the market and current trends, actual results could vary significantly based on changed conditions, among other reasons (See Part I, Item 1A, “Risk Factors”).

Overview

Fiscal Year 2014 Developments

On August 20, 2014, we entered into a merger agreement with Infineon Technologies AG ("Infineon") pursuant to which a wholly-owned subsidiary of Infineon will merge with and into us, resulting in us becoming a wholly-owned subsidiary of Infineon. See Note 18 to our Consolidated Financial Statements included in Item 8 of Part II of this Form 10-K for more information.

Our financial results for fiscal year 2014 include the following measures:

•	Our revenues were $1,106.6 million, a 13.3 percent increase from the prior fiscal year.

•	Our gross margin was 36.1 percent, an increase of 9.8 percentage points from 26.3 percent in the prior fiscal year.

•	Our net income was $58.7 million, compared to a net loss of $88.8 million in the prior fiscal year.

•	Our diluted net income per share was $0.81, compared to net loss per share of $1.28 in the prior fiscal year.

•	We generated cash from operating activities of $180.1 million during fiscal year 2014 compared to $139.4 million in the prior fiscal year.

We conduct our business on a 52/53 week fiscal year. When operating under a 52/53 week fiscal year, it becomes necessary to have a longer fiscal year approximately every 5-6 years, resulting in a 53 week fiscal year. Fiscal year 2013 was such a 53 week year with a fourth quarter that was 14 weeks long, instead of a typical 13 weeks. As a result, on a normalized basis, our revenues and most operating expenses (but not all) were increased in our fourth quarter ended June 30, 2013 to approximately 108 percent of what they otherwise would have been for the typical 13-week quarter, and increased for the year to approximately 102 percent of what they otherwise would have been for a typical 52-week year. However, certain costs, primarily depreciation but also leases and a few other expenses, were incurred at a normal “quarterly” rate, rather than increasing due to the extra week.

Our revenues were $1,106.6 million for the fiscal year ended June 29, 2014, an increase of $129.5 million or 13.3 percent compared to revenues of $977.0 million for the fiscal year ended June 30, 2013. This revenue increase was primarily due to a general improvement in demand across all of our customer segments.

Our gross margin percentage increased by 9.8 percentage points to 36.1 percent for the fiscal year ended June 29, 2014 compared to the fiscal year ended June 30, 2013. The increase in gross margin percentage was mainly a result of a reduction in manufacturing costs and an improvement in factory utilization, partially offset by lower selling prices.

During the fiscal year ended June 29, 2014, we continued to focus on consolidating our internal manufacturing footprint and otherwise reducing manufacturing costs.  We also continued efforts to increase our manufacturing flexibility by qualifying additional technologies and higher value-added products and programs with our contract wafer fabrication and assembly and test suppliers.  In the short-term, we have targeted using external contractors for around 30 percent of our wafer fabrication needs, and around 75 percent of our packaging needs. We will continue to monitor the demand environment and we may seek to further adjust our internal manufacturing footprint and take other actions to reflect changes in demand in future periods.

In August 2012, we adopted a restructuring plan to modify our manufacturing strategy and lower our operating expenses in order to align our cost structure with current business conditions. As part of the plan, we closed our El Segundo wafer fabrication facility in March 2013 and we have achieved the previously estimated annual cost savings of approximately $10 million. As an additional part of the plan, the resizing of our Newport, Wales fabrication facility is expected to continue in several phases. We currently expect the resizing to be completed by the middle of calendar year 2015, with estimated annual cost savings of approximately $16 million following completion.

In conjunction with our ongoing restructuring plan, we incurred approximately $5.1 million of equipment relocation and re-qualification costs, $0.4 million of decommissioning costs, and $0.1 million of severance and workforce reduction costs during the fiscal year ended June 29, 2014. We anticipate that we will incur restructuring charges during fiscal year 2015 of approximately $6.6 million (See Part I, Item 1, Notes to Consolidated Financial Statements - Note 10, “Asset Impairment, Restructuring and Related Charges”).

Our SG&A expenses increased by $0.6 million for the fiscal year ended June 29, 2014, compared to the fiscal year ended June 30, 2013.  The year-over-year increase in SG&A expenses was primarily due to increased bonus expense and stock compensation expense, mostly offset by decreased litigation and other legal expenses.

R&D expenses increased by $3.8 million for the fiscal year ended June 29, 2014, compared to the fiscal year ended June 30, 2013.  The year-over-year increase in R&D expenses was primarily due to increased bonus expense and stock compensation expense, partially offset by a decrease resulting from the absence of a one-time asset impairment charge that was recorded in the prior year comparable period, and decreased material related costs.

Our cash, cash equivalents and investments as of June 29, 2014 totaled $609.0 million (excluding restricted cash of $1.4 million), compared to $454.5 million (excluding restricted cash of $1.3 million) as of June 30, 2013. The increase in our cash and investments was primarily due to cash flows from operating activities of $180.1 million, which consisted of $58.7 million of net income for fiscal year 2014 as adjusted for significant non-cash expenses, including depreciation expense and stock based compensation expense. Cash flows from operating activities provided $139.4 million of cash in the prior year comparable period.

Segment Reporting

For the description of our reportable segments, see Note 11, “Segment Information”, to our Consolidated Financial Statements set forth in Part II, Item 8.

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

Results of Operations

Selected Operating Results

The following table sets forth certain items included in selected financial data as a percentage of revenues (in millions, except percentages):

	Fiscal Year Ended
	June 29, 2014		June 30, 2013		June 24, 2012
Revenues	$1,106.6	100.0%	$977.0	100.0%	$1,050.6	100.0%
Cost of sales	707.4	63.9	719.9	73.7	710.6	67.6
Gross profit	399.2	36.1	257.1	26.3	340.0	32.4
Selling, general and administrative expense	182.3	16.5	181.7	18.6	200.4	19.1
Research and development expense	130.8	11.8	127.1	13.0	135.1	12.9
Impairment of goodwill	—	—	—	—	69.4	6.6
Amortization of acquisition‑related intangible assets	6.4	0.6	6.7	0.7	8.4	0.8
Asset impairment, restructuring and related charges	5.6	0.5	17.0	1.7	—	—
Gain on disposition of property	—	—	—	—	(5.4)	(0.5)
Operating income (loss)	74.0	6.7	(75.4)	(7.7)	(67.9)	(6.5)
Other expense, net	3.0	0.3	1.4	0.1	4.3	0.4
Interest expense (income), net	—	—	0.1	—	(0.3)	—
Income (loss) before income taxes	71.0	6.4	(76.8)	(7.9)	(71.8)	(6.8)
(Benefit from) provision for income taxes	12.3	1.1	12.0	1.2	(16.8)	(1.6)
Net income (loss)	$58.7	5.3%	$(88.8)	(9.1)%	$(55.1)	(5.2)%

Amounts and percentages in the above table may not total due to rounding.

Revenues and Gross Margin

Revenues and Gross Margin for Fiscal year 2014 Compared to Fiscal Year 2013

The following table summarizes revenues and gross margin by reportable segment for the fiscal year ended June 29, 2014 compared to the fiscal year ended June 30, 2013 (in thousands, except percentages):

	Fiscal Years Ended
	June 29, 2014			June 30, 2013			Change
	Revenues	Gross Margin	Gross Margin %	Revenues	Gross Margin	Gross Margin %	Revenues %	Gross Margin ppt
Power Management Devices (PMD)	$411,967	$129,502	31.4%	$367,762	$79,682	21.7%	12.0%	9.7
Energy Saving Products (ESP)	209,450	65,123	31.1	176,386	26,958	15.3	18.7	15.8
Automotive Products (AP)	149,646	44,176	29.5	124,695	22,127	17.7	20.0	11.8
Enterprise Power (EP)	133,947	55,062	41.1	116,302	37,754	32.5	15.2	8.6
Commercial Segments total	905,010	293,863	32.5	785,145	166,521	21.2	15.3	11.3
HiRel	200,412	104,196	52.0	188,831	88,185	46.7	6.1	5.3
Customer Segments total	1,105,422	398,059	36.0	973,976	254,706	26.2	13.5	9.8
Intellectual Property (IP)	1,149	1,149	100.0	3,059	2,399	78.4	(62.4)	21.6
Consolidated total	$1,106,571	$399,208	36.1%	$977,035	$257,105	26.3%	13.3%	9.8

Revenues

Revenues from all our segments, taken as a whole, increased by $129.5 million, or 13.3 percent for the fiscal year ended June 29, 2014 compared to the prior year comparable period. Revenues from our Customer Segments taken as a whole (which excludes the IP segment) increased by $131.4 million, or 13.5 percent. Revenues from our Commercial Segments taken as a whole increased by $119.9 million, or 15.3 percent.

Within our Commercial Segments, revenues for our PMD segment increased by 12.0 percent for the fiscal year ended June 29, 2014 compared to the prior year comparable period due to an increase in demand for our computing related products, industrial and consumer related products, and power supply components, partially offset by price erosion. Revenues for our ESP segment increased by 18.7 percent compared to the prior year comparable period due to increased demand in our consumer, industrial, and appliance related products resulting from a general market recovery, partially offset by price erosion. Revenues for our AP segment increased by 20.0 percent compared to the prior year comparable period primarily due to increased demand for new MOSFET, intelligent power switch IC, and IGBT products, partially offset by price erosion. Revenues for our EP segment increased by 15.2 percent compared to the prior year comparable period primarily due to an increase in demand for digital controller and PowIRstage products, partially offset by price erosion.

For the fiscal year ended June 29, 2014, our HiRel segment revenues increased by 6.1 percent compared to the prior year comparable period, primarily due to an increase in demand for RAD-Hard discrete products.

For the fiscal year ended June 29, 2014, our IP segment revenues decreased by $1.9 million or 62.4 percent, to $1.1 million compared to the prior year comparable period, primarily as a result of a one-time sale of patents in the prior year for $1.7 million.

Gross Margin

Our gross margin percentage increased by 9.8 percentage points to 36.1 percent for the fiscal year ended June 29, 2014 compared to 26.3 percent for the prior year comparable period. The increase in our gross margin percentage was the result of an increase of 11.3 percentage points in gross margin for our Commercial Segments taken as a whole, and an increase of 5.3 percentage points in gross margin for our HiRel segment. The increase in gross margin for our Commercial Segments was primarily due to lower manufacturing costs and improved factory utilization, partially offset by price erosion.

Our PMD segment's gross margin increased from 21.7 percent for the fiscal year ended June 30, 2013, to 31.4 percent for the fiscal year ended June 29, 2014, primarily due to lower manufacturing costs and improved factory utilization. Our ESP segment's gross margin increased from 15.3 percent for the fiscal year ended June 30, 2013, to 31.1 percent for the fiscal year ended June 29, 2014, primarily due to improved factory utilization and lower manufacturing costs, partially offset by price erosion. Our ESP segment has also been favorably impacted by cost savings associated with the fiscal year 2013 closure of our fabrication facility in El Segundo, California. Our AP segment's gross margin increased from 17.7 percent for the fiscal year ended June 30, 2013, to 29.5 percent for the fiscal year ended June 29, 2014, primarily due to lower manufacturing costs, lower inventory excess and obsolescence expense, and improved factory utilization. Our EP segment's gross margin increased from 32.5 percent for the fiscal year ended June 30, 2013, to 41.1 percent for the fiscal year ended June 29, 2014, primarily due to lower manufacturing costs, including a one-time benefit from the release of a legacy product related claim reserve, and lower inventory excess and obsolescence expense, partially offset by price erosion.

Our HiRel segment’s gross margin percentage increased from 46.7 percent for the fiscal year ended June 30, 2013, to 52.0 percent for the fiscal year ended June 29, 2014, primarily due to lower manufacturing costs, including the absence of unusual production costs associated with a fabrication transfer in the prior year.

Our IP segment’s gross margin percentage increased by 21.6 percentage points for the fiscal year ended June 29, 2014 compared to the prior year comparable period due to the absence of costs associated with the sale of patents in the prior year.

Revenues and Gross Margin for Fiscal Year 2013 Compared to Fiscal Year 2012

The following table summarizes revenues and gross margin by reportable segment for the fiscal year ended June 30, 2013 compared to the fiscal year ended June 24, 2012 (in thousands, except percentages):

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

Within our Commercial Segments, revenues for our PMD segment were flat compared to the prior year comparable period due to a decrease in demand for our computing components offset by an increased demand for our industrial and consumer products components in the second half of the fiscal year. Revenues for our ESP segment decreased by 27.5 percent compared to the prior year comparable period due to decreased demand in our consumer and appliance related products resulting from market slowdowns mainly in Asia, inventory reductions at our customers, and price erosion. Revenues for our AP segment increased by 10.0 percent for the fiscal year ended June 30, 2013 compared to the prior year comparable period primarily due to increased demand for new IGBT and MOSFET products. Revenues for our EP segment decreased by 12.0 percent compared to the prior year comparable period due to a decrease in demand for prior generation server components and loss of market share in current generation server components, partially offset by increased demand for high-end computing and communication products.

For the fiscal year ended June 30, 2013, our HiRel segment revenues decreased by 1.8 percent compared to the prior year comparable period, primarily due to a decrease in shipments for RAD-Hard discrete products due to production issues associated with a fabrication transfer.

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

Our PMD segment's gross margin decreased from 22.8 percent for the fiscal year ended June 24, 2012, to 21.7 percent for the fiscal year ended June 30, 2013, due to price erosion offset by a favorable industrial product component mix and lower inventory excess and obsolescence expense. Our ESP segment's gross margin decreased from 34.9 percent for the fiscal year ended June 24, 2012, to 15.3 percent for the fiscal year ended June 30, 2013, due to price erosion and higher inventory excess and obsolescence expense. Our AP segment's gross margin decreased from 22.3 percent for the fiscal year ended June 24, 2012, to 17.7 percent for the fiscal year ended June 30, 2013, due to price erosion and higher inventory excess and obsolescence expense. Our EP segment's gross margin decreased from 34.7 percent for the fiscal year ended June 24, 2012, to 32.5 percent for the fiscal year ended June 30, 2013, primarily due to an unfavorable product mix as a result of a decrease in our server related business, which has higher gross margins than our computing components business, and price erosion.

Our HiRel segment’s gross margin percentage decreased by 4.5 percentage points for the fiscal year ended June 30, 2013 compared to the prior year comparable period primarily due to unusual production costs associated with a fabrication transfer.

Our IP segment’s gross margin percentage decreased by 21.6 percentage points for the fiscal year ended June 30, 2013 compared to the prior year comparable period due to costs associated with the sale of patents.

Selling, General and Administrative Expense

(Dollar amounts in thousands)	Fiscal Year Ended June 29, 2014	% of Revenues	Fiscal Year Ended June 30, 2013	% of Revenues	Fiscal Year Ended June 24, 2012	% of Revenues	% Revenues Change 2014 vs. 2013	% Revenues Change 2013 vs. 2012
Selling, General and Administrative Expense	$182,318	16.5%	$181,746	18.6%	$200,411	19.1%	(2.1) ppt	(0.5) ppt

Our SG&A expenses increased by $0.6 million for the fiscal year ended June 29, 2014, compared to the fiscal year ended June 30, 2013.  The year-over-year increase in SG&A expenses was primarily due to increased bonus expense and stock compensation expense, mostly offset by decreased litigation and other legal expenses.

SG&A expenses decreased by $18.7 million for the fiscal year ended June 30, 2013, compared to the fiscal year ended June 24, 2012. The year-over-year decrease in SG&A expenses was primarily due to a decrease in headcount related expenses and decreased professional services, partly offset by increased litigation expenses and increased stock compensation expense.  The decreases were partially offset by an increase in SG&A depreciation expense of $3.3 million for the fiscal year ended June 30, 2013 compared to the previous year due to the implementation of our Enterprise Resource Planning (“ERP”) system at the beginning of the second quarter of fiscal year 2012 as well as additional ERP enhancements which went into service throughout fiscal year 2013.

Research and Development Expense

(Dollar amounts in thousands)	Fiscal Year Ended June 29, 2014	% of Revenues	Fiscal Year Ended June 30, 2013	% of Revenues	Fiscal Year Ended June 24, 2012	% of Revenues	% Revenues Change 2014 vs. 2013	% Revenues Change 2013 vs. 2012
Research and Development Expense	$130,848	11.8%	$127,093	13.0%	$135,105	12.9%	(1.2) ppt	0.1 ppt

R&D expenses increased by $3.8 million for the fiscal year ended June 29, 2014, compared to the fiscal year ended June 30, 2013.  The year-over-year increase in R&D expenses was primarily due to increased bonus expense and stock compensation expense, partially offset by a decrease resulting from the absence of a one-time asset impairment charge that was recorded in the prior year comparable period, and decreased material related costs.

R&D expenses decreased by $8.0 million for the fiscal year ended June 30, 2013, compared to the fiscal year ended June 24, 2012. The year-over-year decrease in R&D expenses was primarily due to a decrease in headcount related expenses as a result of our restructuring initiatives and decreased material related costs, which were partly offset by the exhaustion of certain reimbursable grant funding at the end of fiscal year 2012, increased asset impairment expense, and increased stock compensation expense.

Impairment of Goodwill

During the fourth quarter of fiscal years 2014 and 2013, we completed our annual goodwill impairment tests. Based on the results of these tests, no impairment was recorded in either period.

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

Asset Impairment, Restructuring and Related Charges (Recoveries)

Asset impairment, restructuring and related charges reflect the impact of certain cost reduction programs and initiatives implemented by us. These programs and initiatives include the closing of facilities, the termination of employees and other related activities. Asset impairment, restructuring and related charges include program-specific exit costs, severance benefits pursuant to an ongoing benefit arrangement, and special termination benefits. Severance costs unrelated to our restructuring initiatives are recorded as an element of cost of sales, R&D expense, or SG&A expense, depending upon the classification and function of the employment position terminated. Restructuring costs are expensed during the period in which all requirements of recognition were met.

Fiscal Year 2013 Initiatives

During the first quarter of fiscal year 2013, we announced a restructuring plan to modify our manufacturing strategy and lower operating expenses in order to align our cost structure with business conditions. As part of the plan, we are incurring costs recorded in asset impairment, restructuring and related charges related primarily to the following:

•	El Segundo Fabrication Facility Closure Initiative

•	Newport Fabrication Facility Resizing Initiative

•	Other Cost Reduction Activities Initiative (completed in fiscal year 2013)

The following tables summarize the total asset impairment, restructuring and related charges by initiative for fiscal years 2014 and 2013 (in thousands):

	Fiscal Year Ended
	June 29, 2014
	El Segundo Fabrication Facility Closure Initiative	Newport Fabrication Facility Resizing Initiative	Other Cost Reduction Activities Initiative	Total
Reported in asset impairment, restructuring and related charges:
Asset impairment	$—	$—	$—	$—
Severance and workforce reduction costs (recoveries)	(20)	141	—	121
Decommissioning costs	—	383	—	383
Relocation and re-qualification costs	4	5,130	—	5,134
Total asset impairment, restructuring and related charges	$(16)	$5,654	$—	$5,638

	Fiscal Year Ended
	June 30, 2013
	El Segundo Fabrication Facility Closure Initiative	Newport Fabrication Facility Resizing Initiative	Other Cost Reduction Activities Initiative	Total
Reported in asset impairment, restructuring and related charges:
Asset impairment	$178	$675	$1,062	$1,915
Severance and workforce reduction costs	5,875	597	5,417	11,889
Decommissioning costs	—	79	—	79
Relocation and re-qualification costs	398	2,715	—	3,113
Total asset impairment, restructuring and related charges	$6,451	$4,066	$6,479	$16,996

In addition to the amounts in the tables above, $2.1 million and $2.0 million of other charges related to the restructuring initiatives were recorded in cost of sales during the fiscal years ended June 29, 2014 and June 30, 2013, respectively. These charges, which were for accelerated depreciation and inventory write-downs, are not classifiable as restructuring costs, and were therefore recorded in cost of sales.

The following table summarizes changes in our restructuring related accruals related to our fiscal year 2013 initiatives for the fiscal years ended June 29, 2014 and June 30, 2013, which are included in accrued salaries, wages, and benefits on the balance sheet (in thousands):

	El Segundo Fabrication Facility Closure Initiative	Newport Fabrication Facility Resizing Initiative	Other Cost Reduction Activities Initiative	Total
Accrued severance and workforce reduction costs at June 24, 2012	$—	$—	$—	$—
Accrued during the period and charged to asset impairment, restructuring and related charges	5,875	597	5,417	11,889
Costs paid during the period	$(5,678)	$(597)	$(5,417)	$(11,692)
Accrued severance and workforce reduction costs June 30, 2013	197	—	—	197
Accrued during the period and charged to asset impairment, restructuring and related charges	$(20)	$141	$—	$121
Costs paid during the period	(120)	(141)	—	(261)
Accrued severance and workforce reduction costs June 29, 2014	$57	$—	$—	$57

El Segundo Fabrication Facility Closure Initiative

During fiscal year 2013, we adopted a restructuring plan and closed our El Segundo wafer fabrication facility in the third quarter of fiscal year 2013. During the fiscal year ended June 29, 2014, we incurred de minimis asset impairment, restructuring and related charges. During the fiscal year ended June 30, 2013, we incurred $6.5 million of asset impairment, restructuring and related charges.

In addition to the restructuring charges above, during the fiscal year ended June 30, 2013, we recorded $1.5 million of other charges related to the restructuring initiative in cost of sales. These other charges, which were for accelerated depreciation and inventory write-downs, are not classifiable as restructuring costs, and affected the ESP reporting segment. We recorded no such charges during the fiscal year ended June 29, 2014.

During the fiscal years ended June 29, 2014 and June 30, 2013, cash payments for this initiative were $0.1 million and $6.1 million, respectively, and are estimated to be approximately $0.1 million in fiscal year 2015.

In addition, we estimate we will make total cash expenditures of $2.5 million for the decontamination and restoration of this fabrication facility. These costs were previously considered as part of the asset impairment of the El Segundo Fabrication Facility recorded in the fourth quarter of fiscal year 2012, and are not anticipated to result in additional restructuring charges.

As a result of the El Segundo facility now being closed and in a decommissioning phase, no further expenses are expected to be incurred related to this initiative and we have achieved the previously estimated annual cost savings of approximately $10 million for fiscal year 2014 compared to our pre-initiative run rate. These cost savings were the result of reduced manufacturing overhead costs, which would have impacted cost of sales. These overhead cost savings were not offset by additional costs incurred in other locations.

Newport, Wales Fabrication Facility Resizing Initiative

During fiscal year 2013, we adopted a restructuring plan to resize our wafer fabrication facility in Newport, Wales in several phases. We currently expect the resizing to be completed by the middle of calendar year 2015. During the fiscal year ended June 29, 2014 and June 30, 2013, we incurred $5.7 million and $4.1 million, respectively, of asset impairment, restructuring and related charges. In connection with the plan, the Company estimates total pre-tax costs of approximately $16.3 million. These consist of approximately $0.7 million of asset impairment costs, $2.6 million of severance and workforce reduction costs, $4.4 million of decommissioning costs, and $8.6 million of relocation and re-qualification costs. In addition to the restructuring charges above, during the fiscal years ended June 29, 2014 and June 30, 2013, we recorded $2.1 million and $0.5 million, respectively, of other charges related to the restructuring initiative in cost of sales. These other charges, which were for accelerated depreciation, are not classifiable as restructuring costs.

During the fiscal years ended June 29, 2014 and June 30, 2013, cash payments for this initiative were $5.7 million and $3.4 million, respectively, and are estimated to be approximately $6.6 million in fiscal year 2015.

After the completion of this initiative, we estimate annual cost savings of approximately $16 million compared to our pre-initiative run rate. These cost savings are the result of reduced manufacturing overhead costs, which will impact cost of sales. We do not anticipate these cost savings to be offset by additional costs incurred in other locations.

Other Cost Reduction Activities Initiative (completed in fiscal year 2013)

During fiscal year 2013, we completed all actions for this initiative to reduce (i) capacity at manufacturing facilities in Mexico, California, and Arizona, and (ii) administrative and research and development costs around the world. As part of the plan, we incurred $5.4 million of severance and workforce reduction costs in fiscal year 2013.  During the fiscal year ended June 30, 2013, severance and workforce reduction costs included $3.0 million related to manufacturing functions, $1.1 million for general and administrative functions, and $1.3 million for research and development functions.

As part of these efforts, during the fiscal year ended June 30, 2013, we also incurred $1.1 million of asset impairment costs for the planned disposition of certain manufacturing equipment related to our manufacturing facility in Mexico. During the fiscal year ended June 30, 2013, cash payments for this initiative were $5.4 million.

As a result of the efforts associated with this initiative, we have achieved the previously estimated annual cost savings of approximately $18 million for fiscal year 2014 compared to our pre-initiative run rate and the initiative is now closed. These cost savings resulted in reduced SG&A and R&D expenses, as well as lower cost of sales. Furthermore, these cost savings were not offset by significant additional costs incurred in other locations.

Other Expense, Net

Other expense, net includes, primarily, gains and losses related to foreign currency fluctuations and investment impairments, offset by tax indemnification releases. Other expense, net, was $3.0 million and $1.4 million for the fiscal years ended June 29, 2014 and June 30, 2013, respectively. Other expense, net for the fiscal year ended June 29, 2014 includes a foreign currency exchange loss of $1.5 million, and an unrealized loss of $1.4 million due to fluctuation in the fair value of a derivative financial instrument. The prior year comparable period included a foreign currency exchange loss of $2.2 million, and a cost-based investment impairment charge of $0.4 million, partially offset by a release of tax indemnification reserves of $1.1 million.

Other expense, net, was $4.3 million for the fiscal year ended June 24, 2012. The fiscal year ended June 24, 2012 included a foreign currency exchange loss of $3.5 million, and investment impairment charges of $2.9 million, which were partially offset by a $1.3 million release of tax indemnification reserves. Foreign currency exchange losses consist primarily of the re-measurement into the functional currency of non-functional currency receivable and payable balances, including intercompany balances, partially offset by foreign currency forward contracts.

Interest Expense (Income), Net

Interest income includes, primarily, realized gains related to the disposal of investments, and interest income from investments. Interest income was $0.4 million, $0.4 million, and $0.8 million for the fiscal years ended June 29, 2014, June 30, 2013, and June 24, 2012, respectively.  Interest income remained relatively flat for the fiscal year ended June 29, 2014 compared to the fiscal year ended June 30, 2013. The decline in interest income for the fiscal year ended June 30, 2013 compared to the fiscal year ended June 24, 2012, was due primarily to lower average balances of interest bearing investments and lower interest rates that reduced interest income by $0.4 million.

Interest expense has remained relatively flat at around $0.5 million in each of the previous three fiscal years.

Income Taxes

Our provision for (benefit from) income taxes and effective tax rate for the fiscal years ended June 29, 2014, June 30, 2013, and June 24, 2012 was as follows (in thousands, except percentages):

	Fiscal Year Ended
	June 29, 2014	June 30, 2013	June 24, 2012
Income (loss) before income taxes	$70,986	$(76,830)	$(71,807)
Provision for (benefit from) income taxes	12,253	11,990	(16,757)
Effective tax rate	17.3%	(15.6)%	23.3%

In fiscal year 2014 we recorded a tax expense of $12.3 million, or 17.3 percent of pre-tax income of $71.0 million. The main components of the expense were: (i) $7.0 million expense related to foreign and domestic taxes, (ii) $6.7 million expense resulting from multijurisdictional taxation, which included an expense of $2.9 million for the correction of an immaterial prior period error related to a deferred tax charge, (iii) $4.4 million related to a reduction of the United Kingdom (“UK”) statutory tax rate, reducing the value of the Company’s net deferred tax assets in the U.K. by this amount, (iv) $2.7 million in foreign withholding taxes, and (v) $0.5 million expense related to other foreign taxes. These expenses were partially offset by a net reduction in various foreign uncertain tax positions and related interest and penalties, which arose from lapses in applicable statutes of limitation and settlements with tax authorities, totaling approximately $9.0 million.

In fiscal year 2013 we recorded a tax expense of $12.0 million, or (15.6) percent, against a pre-tax loss of $76.8 million. The main components of the expense were: (i) $9.9 million expense related to foreign and domestic taxes, (ii) $3.5 million related to a reduction of the United Kingdom (“UK”) statutory tax rate, reducing the value of the Company’s net deferred tax assets in the U.K. by this amount, (iii) $3.3 million in foreign withholding taxes, and (iv) $0.4 million expense related to other foreign taxes. These expenses were partially offset by a net reduction in various foreign uncertain tax positions and related interest and penalties, which arose from lapses in applicable statutes of limitation and settlements with tax authorities, totaling approximately $5.1 million.

In fiscal year 2012 we recorded a tax benefit of $16.8 million, or 23.3 percent of pre-tax loss of $71.8 million. The main components of the benefit were: (i) $28.6 million benefit from release of the valuation allowance established with respect to our UK deferred tax assets and (ii) $7.7 million benefit resulting from multijurisdictional taxation. The benefit was partially offset by (i) $10.3 million increase in the valuation allowance established with respect to state deferred tax assets, (ii) $5.0 million of foreign withholding taxes, (iii) $3.0 million increase in foreign uncertain tax positions and related interest and penalties, (iv) $0.7 million expense related to foreign and domestic taxes, and (v) $0.5 million expense related to other foreign taxes.

We operate in multiple foreign jurisdictions with lower statutory tax rates than the United States, and our operation in Singapore has the most significant impact on the effective tax rate for the fiscal year 2014. We expect to be subject to an effective tax rate of 17 percent in Singapore for fiscal year 2015.

Liquidity and Capital Resources

Contractual Obligations and Commercial Commitments

As of the fiscal year ended June 29, 2014, our contractual obligations and commercial commitments described below are as follows (in thousands):

		Payments Due by Period
	Total	Less than 1 Year	1 - 2 Years	2 - 3 Years	3 - 4 Years	4 - 5 Years	5 Years & Thereafter
Operating leases (1)	$49,320	$12,393	$10,170	$7,021	$6,240	$5,988	$7,508
Purchase commitments:
Capital purchase obligations	15,690	11,157	2,765	1,768	—	—	—
Other purchase obligations	105,326	101,606	3,164	496	46	14	—
Total contractual obligations	$170,336	$125,156	$16,099	$9,285	$6,286	$6,002	$7,508

	Amount of Commercial Commitments by Expiration Period

	Total	2015	2016	2017	2018	Thereafter
Bank guarantees and letters of credit (1)	$712	$712	—	—	—	—
Total bank guarantees and letters of credit	$712	$712	$—	$—	$—	$—

(1)	These represent our off-balance sheet arrangements.

The contractual obligations table above does not include reserves of $3.2 million for non-current liabilities related to unrecognized tax benefits as of June 29, 2014.

Other purchase obligations in the table above represent non-capital related agreements with vendors to supply inventory, inputs and/or services to our fabrication and assembly and test facilities.

On October 27, 2008, our Board of Directors authorized a stock repurchase program of up to $100.0 million of common stock of the Company. On July 20, 2010, our Board of Directors authorized an increase in the stock repurchase program limit by an additional $50.0 million bringing the total program authorization to $150.0 million. Repurchases of our shares of common stock under this program may be made in the open market or through privately negotiated transactions. The timing and actual number of shares repurchased depends on market conditions and other factors. The stock repurchase program may be suspended at any time without prior notice. For the fiscal year ended June 29, 2014, we repurchased approximately 0.5 million shares for approximately $12.6 million. As of June 29, 2014, we have purchased an aggregate of approximately 6.7 million shares for approximately $125.8 million under the program.

Revolving Credit Facility

On October 25, 2012 (the “Closing Date”), we entered into a Credit Agreement (the “Credit Agreement”), as borrower, with Wells Fargo Bank, National Association, as Administrative Agent (“Agent”), and certain lenders (the “Lenders”), pursuant to which we established a senior unsecured revolving credit facility (the “Credit Facility”) in an aggregate principal amount of $100 million with sublimits for swingline loans (of $25 million) and the issuance of letters of credit (of $10 million). The Credit Facility matures on October 25, 2016.

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

As of June 29, 2014, we were in compliance with the financial covenants, and there were no amounts outstanding under the Credit Facility.

Off-Balance Sheet Arrangements

In the normal course of business, we enter into various off-balance sheet arrangements, including operating leases for buildings and equipment, standby letters of credit or other guarantees, and purchase commitments. See tables under “Contractual Obligations and Commercial Commitments” as disclosed previously in this “Liquidity and Capital Resources” section.

Sources and Uses of Cash

We require cash to fund our operating expense and working capital requirements, capital expenditures, strategic growth initiatives, and to repurchase our common stock under our stock repurchase program. Our primary sources for funding these requirements are cash and investments on hand and cash from operating activities. On October 25, 2012, we entered into a $100 million unsecured revolving credit facility, as discussed above. To maintain the availability of the Facility, we have to comply with a number of covenants and satisfy a number of conditions, including a minimum available liquidity requirement. We are currently in compliance with the financial covenants contained in the Credit Agreement.

Total cash (excluding restricted cash), cash equivalents, and investments at the end of each year were as follows (in thousands):

	Fiscal Year Ended
	June 29, 2014	June 30, 2013
Cash and cash equivalents	$588,922	$443,490
Investments	20,114	11,056
Total cash, cash equivalents, and investments	$609,036	$454,546

Our cash, cash equivalents and investments as of June 29, 2014 totaled $609.0 million (excluding restricted cash of $1.4 million), compared to $454.5 million (excluding restricted cash of $1.3 million) as of June 30, 2013. Our cash equivalents and investments consisted of money market funds and publicly traded equity investments, respectively. The increase in our cash and investments was primarily due to cash flows from operating activities of $180.1 million, which consisted of $58.7 million of net income for fiscal year 2014 as adjusted for significant non-cash expenses, including depreciation expense and stock based compensation expense.

As of June 29, 2014, we had increases of $145.4 million in cash and cash equivalents and $9.1 million in investments, compared to the balances as of June 30, 2013.

We believe that our existing cash and cash equivalents will be sufficient to meet operating requirements and satisfy our existing balance sheet liabilities and other cash obligations for at least the next twelve months. Our cash and cash equivalents are available to fund working capital needs, strategic growth initiatives, if any, repurchase of stock for our common stock repurchase program and capital expenditures. During fiscal year 2014, we took actions to meet our longer term revenue growth goals, including ongoing capital investments in our existing manufacturing operations and in the construction and production ramp of a new wafer thinning facility in Singapore.

Cash Flow

Our cash flows were as follows (in thousands):

	Fiscal Year Ended
	June 29, 2014	June 30, 2013	June 24, 2012
Cash flows provided by operating activities	$180,086	$139,396	$41,051
Cash flows used in investing activities	(32,045)	(4,659)	(3,319)
Cash flows (used in) provided by financing activities	(7,897)	4,800	(26,847)
Effect of exchange rates on cash and cash equivalents	5,288	(1,470)	(4,193)
Net increase in cash and cash equivalents	$145,432	$138,067	$6,692

Non-cash adjustments to cash flow provided by operating activities during the fiscal year ended June 29, 2014 included $87.2 million of depreciation and amortization, $26.5 million of stock compensation expense, and $6.4 million of amortization of intangible assets. Changes in operating assets and liabilities decreased cash provided by operating activities by $11.2 million, primarily attributed to an increase in accounts receivable, partially offset by an increase in accrued salaries expense and a decrease in other assets.

Cash used in investing activities of $32.0 million during the fiscal year ended June 29, 2014 was primarily the result of capital expenditures of $44.1 million, partially offset by the sales and maturities of investments of $11.0 million. Cash used in financing activities of $7.9 million during the fiscal year ended June 29, 2014 was primarily the result of stock repurchases under the stock repurchase program and cash used for net settlement of restricted stock units, partially offset by proceeds from exercises of stock options.

Working Capital

Our working capital is dependent on demand for our products and our ability to manage accounts receivable and inventories. Other factors which may result in changes to our working capital levels are our restructuring initiatives, investment impairments and share repurchases.

The changes in working capital for the fiscal year ended June 29, 2014 were as follows (in thousands):

	June 29, 2014	June 30, 2013	Change
Current Assets
Cash and cash equivalents	$588,922	$443,490	$145,432
Restricted cash	635	611	24
Short-term investments	20,114	11,056	9,058
Trade accounts receivable, net	161,723	137,762	23,961
Inventories	230,011	232,315	(2,304)
Current deferred tax assets	2,145	4,948	(2,803)
Prepaid expenses and other current assets	26,675	33,002	(6,327)
Total current assets	1,030,225	863,184	167,041

Current Liabilities
Accounts payable	86,256	89,312	(3,056)
Accrued income taxes	2,946	949	1,997
Accrued salaries, wages and commissions	47,750	39,719	8,031
Other accrued expenses	72,968	78,414	(5,446)
Total current liabilities	209,920	208,394	1,526
Net working capital	$820,305	$654,790	$165,515

For a discussion of changes in cash and investments, please see "Sources and Uses of Cash" and "Cash Flows," above.

The increase in net trade accounts receivable of $24.0 million from June 30, 2013 to June 29, 2014 reflects the increase in average weekly revenue of approximately 15.9 percent for the quarter ended June 29, 2014 compared to the quarter ended June 30, 2013, while our days-sales-outstanding remained relatively flat.

Inventories decreased $2.3 million during the fiscal year ended June 29, 2014 due to a $10.5 million decrease in raw materials, partially offset by a $5.9 million increase in work-in-process and a $2.3 million increase in finished goods. Due to this decrease in inventory, inventory weeks decreased to approximately 16 weeks as of June 29, 2014 from approximately 17 weeks as of June 30, 2013.

Other

As of June 29, 2014, if our offshore cash, cash equivalents, and investment amounts were repatriated to the U.S., approximately $43.0 million would incur U.S. federal and state income taxes. We expect the amount that would incur U.S. federal and state income taxes to vary depending on a number of factors, including, but not limited to, general market conditions, the level of economic activity, and applicable regulatory or statutory changes.  We believe that the amount of offshore cash, cash equivalents and investments will increase over time, consistent with increases in our planned offshore business activity, offset by offshore working capital needs and strategic investments to support the growth and expansion of the Company overall. In light of our overall amount of $609.0 million in cash (excluding restricted cash of $1.4 million), cash equivalents and short-term investments as of June 29, 2014, we do not believe that indefinite reinvestment of approximately $43.0 million of earnings off-shore would have a material adverse effect on us as a whole.

Recent Accounting Standards

Information set forth under Part II, Item 8, Note 1, “Business, Basis of Presentation and Summary of Significant Accounting Policies—Recent Accounting Standards” is incorporated herein by reference.

Critical Accounting Policies and Estimates

The discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”). The preparation of consolidated financial statements in accordance with GAAP requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, as well as the disclosure of contingent assets and liabilities. The U.S. Securities and Exchange Commission has defined critical accounting policies as those that “are both most important to the portrayal of the company’s financial condition and results, and they require management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain.” As such, we have identified the following policies as our critical accounting policies: Revenue recognition, impairment of long-lived assets, intangibles and goodwill, inventories, income taxes and loss contingencies.

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

Revenue Recognition and Allowances

Revenue is recognized when there is persuasive evidence of an arrangement, the price to the buyer is fixed or determinable, collection is reasonably assured, and delivery or performance of service has occurred. We recognize revenue upon shipment or upon delivery, depending on specific contractual terms and/or shipping terms with the customer. If title transfer and risk of loss are addressed explicitly in a customer contract or purchase order, or by reference to the standard terms and conditions, those stated terms determine whether the recognition of revenue on product sales to that customer shall be upon either shipment or delivery. If both the contract and purchase order are silent with respect to shipping terms and lack reference to our standard terms and conditions, barring other contrary information, transfer of title and risk of loss will follow the historical shipping terms for that customer. If revenue is to be recognized upon delivery, such delivery date is tracked through information provided by the third party shipping company used by us to deliver the product to the customer.

Generally, we recognize revenue on sales to distributors using the "sell in" method (i.e. when product is sold to the distributor) rather than the "sell through" method (i.e. when the product is sold by the distributor to the end user). Certain distributors and other customers have limited rights of return (including stock rotation rights) and/or are entitled to price protection, where a rebate credit may be provided to the customer if we lower our price on products held in the distributor's inventory. Additionally, in certain limited cases, we may pre-approve a credit to a distributor to facilitate a particular sale by the distributor to an end customer. We record a reduction in revenue for estimated future product returns and future credits to be issued to the customer in the period in which revenues are recognized. The estimate of future returns and credits is based on historical sales returns, analysis of credit memo data, and other factors known at the time of revenue recognition. We monitor product returns, credits, and potential price adjustments on an ongoing basis.

We also maintain consignment inventory arrangements with certain of our customers. Pursuant to these arrangements, we deliver products to a customer or a designated third party warehouse based upon the customer's projected needs, but do not recognize revenue unless and until the customer or third party reports that it has removed the product from the warehouse, and all the other revenue recognition criteria are met.

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

If our customers’ contracts contain substantive acceptance provisions, we recognize revenue in accordance with the specific contract acceptance provisions. Sales taxes and other taxes directly imposed on revenue‑producing transactions are excluded from revenue.

Goodwill, Acquisition-Related and Other Intangible Assets

We classify the difference between the consideration transferred and the fair value of the net tangible and intangible assets acquired at the date of acquisition as goodwill. We classify intangible assets apart from goodwill if the assets have contractual or other legal rights, or if the assets can be separated and sold, transferred, licensed, rented or exchanged. Depending on the nature of the assets acquired, the amortization period may range from 2 to 15 years for those acquisition‑related intangible assets subject to amortization.

We evaluate the carrying value of long-lived assets, including goodwill and other intangible assets, annually during the fourth quarter of each fiscal year and more frequently if we believe indicators of impairment exist and whenever events or changes in circumstances indicate that the carrying value may not be recoverable. In evaluating goodwill, a two-step goodwill impairment test is applied to each reporting unit. We identify reporting units and determine the carrying value of each reporting unit by assigning the assets and liabilities, including the existing goodwill and intangible assets, to those reporting units. Each of our operating segments represent an individual reporting unit for purposes of assessing impairment of goodwill. In the first step of the impairment test, we estimate the fair value of the reporting unit. If the fair value of the reporting unit is less than the carrying value of the reporting unit, we perform the second step which compares the implied fair value of goodwill with the carrying amount of goodwill and writes down the carrying amount of the goodwill to the implied fair value.

The fair value of our reporting units is determined using the income approach, which estimates fair value of our reporting units based on a discounted cash flow approach. During fiscal years 2014, 2013, and 2012, the discount rates that we utilized for determining discounted cash flows were 14.1 percent, 14.5 percent, and 14.0 percent, respectively, based upon our assessment of the risks associated with the projected cash flows and market based estimates of capital costs. In completing the goodwill impairment analysis, we test the appropriateness of the reporting units’ estimated fair value by reconciling the aggregate reporting units’ fair values with our market capitalization.

The determination of the fair value of the reporting units requires us to make significant estimates and assumptions. These estimates and assumptions include estimates of future revenues and expense growth rates, capital expenditures and the depreciation and amortization, changes in working capital, discount rates, and the selection of appropriate control premiums. Due to the inherent uncertainty involved in making these estimates, actual future results related to assumed variables could differ from these estimates. Changes in assumptions regarding future results or other underlying assumptions could have a significant impact on either the fair value of the reporting unit or the amount of any resulting goodwill impairment charge.

Property, Plant and Equipment

Property, plant and equipment are stated at cost. Any gain or loss on retirement or disposition is included in operating expenses or cost of goods sold, depending on how the equipment was used. Depreciation is provided using the straight-line method based on the estimated useful lives of the assets, ranging from three to forty years. Repairs and maintenance costs are charged to expense as incurred.

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

Inventories

Inventories are stated at the lower of cost or market using the first-in first-out method. Inventories are reviewed for excess or obsolescence based upon demand forecasts for a specific time horizon and reserves are established accordingly. Manufacturing costs deemed to be abnormal, such as idle facility expense, excessive spoilage, double freight and re-handling costs are charged as cost of sales in the period incurred.

Income Taxes

Deferred income taxes are determined based on the difference between the financial reporting and tax bases of assets and liabilities using enacted rates in effect during the year in which the differences are expected to reverse. This process requires estimating both our geographic mix of taxable income, and our current tax exposures in each jurisdiction where we operate. These estimates involve complex issues, require extended periods of time to resolve, and require us to make judgments, such as anticipating the positions that we will take on tax returns prior to actually preparing the returns and the outcomes of disputes with tax authorities. We are also required to measure and record deferred tax assets and liabilities and estimate the period of time over which the deferred tax assets will be realized. Realization of deferred tax assets is dependent upon generating sufficient taxable income, carryback of losses to prior taxable periods offsetting deferred tax liabilities, and the availability of tax planning strategies.

Valuation allowances are established for the deferred tax assets that we believe do not meet the “more likely than not” criteria. Judgments regarding future taxable income may be revised due to changes in market conditions, tax laws, or other factors. If our assumptions and estimates change in the future, the valuation allowances established may be increased, resulting in increased income tax expense. Conversely, if we are ultimately able to use all or a portion of the deferred tax assets for which a valuation allowance has been established, the related portion of the valuation allowance will be released to reduce income tax expense or goodwill, credit other comprehensive income, or credit additional paid-in capital, as applicable. Income tax expense is the tax payable for the period and the change during the period in deferred tax assets and liabilities recorded in our tax provision. We recognize any interest and penalties associated with income taxes in income tax expense.

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

Loss Contingencies

We are subject to various claims and litigation arising in the ordinary course of business. Because of the nature and inherent uncertainties of litigation and claims, the outcomes of these matters are subject to significant uncertainty. We accrue for these matters if it is probable that an asset has been impaired or a liability has been incurred and if the amount of the loss can be reasonably estimated. We disclose loss contingencies if it is at least reasonably possible that a material loss has been incurred.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rates

Our exposure to interest rate risk is primarily through our investment portfolio as we currently do not have outstanding long-term debt.  The objectives of our investments in debt securities are to preserve principal and maintain liquidity while achieving market returns on the investment portfolio.  To achieve these objectives, the returns on our investments in short-term fixed-rate debt securities will be generally compared to yields on money market instruments such as industrial commercial paper, LIBOR, or Treasury Bills.  Investments in longer term fixed-rate debt securities will be generally compared to yields on comparable maturity Government or high grade corporate instruments with an equivalent credit rating.  Based on our investment portfolio and interest rates at June 29, 2014, a 100 basis point increase or decrease in interest rates would result in a de minimis annualized change in the fair value of the investment portfolio.  Changes in interest rates may affect the fair value of the investment portfolio; however, unrealized gains or losses are not recognized in net income unless the investments are sold or the unrealized losses are considered to be other-than-temporary.

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

The Company does not hedge its revenues and expenses against changes in foreign currency exchange rates, as it does not perceive the net risk of changes to translated revenues and expenses from changes in exchange rates as significant enough at this time to justify hedging to mitigate this risk. For example, during the twelve months ended June 29, 2014, a 10 percent adverse change in the exchange rates of all currencies where we have an economic exposure (defined as a move by all such currencies in the same direction relative to the U.S. Dollar) would have resulted in an negative impact on income (loss) before income taxes of approximately $2.5 million.  However, upward movements against the U.S. Dollar of certain select currencies, combined with downward movements in select others, could have a much larger negative impact.

For our balance sheet transaction hedging program, we had approximately $11.6 million and $14.4 million in notional amounts of forward contracts not designated as accounting hedges as of June 29, 2014 and June 30, 2013, respectively.  Net realized and unrealized foreign‑currency gains (losses) related to foreign currency forward contracts recognized in earnings, as a component of other expense, were $1.1 million, $0.1 million, and $1.0 million for the fiscal years ended June 29, 2014, June 30, 2013, and June 24, 2012, respectively.

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

At June 29, 2014, we had $609.0 million of total cash (excluding 1.4 million of restricted cash), cash equivalents and short-term and long-term investments, consisting of available-for-sale fixed income securities. We manage our total portfolio to encompass a diversified pool of investment‑grade securities. The average credit rating of our investment portfolio is AAA/Aaa. Our investment policy is to manage our total cash and investment balances to preserve principal and maintain liquidity while achieving market returns on the investment portfolio. To the extent that certain investments in our portfolio of investments continue to have strategic value, we generally do not attempt to reduce or eliminate our market exposure. For securities that we no longer consider strategic, we evaluate legal, market, and economic factors in our decision on the timing of disposal. We may or may not enter into transactions to reduce or eliminate the market risks of our investments.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of International Rectifier Corporation and Subsidiaries

We have audited the accompanying consolidated balance sheets of International Rectifier Corporation and Subsidiaries as of June 29, 2014 and June 30, 2013, and the related consolidated statements of operations, comprehensive income (loss), stockholders' equity and cash flows for each of the three years in the period ended June 29, 2014. Our audits also included the financial statement schedule listed at Item 15(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of International Rectifier Corporation and Subsidiaries at June 29, 2014 and June 30, 2013, and the consolidated results of their operations and their cash flows for each of the three years in the period ended June 29, 2014, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), International Rectifier Corporation and Subsidiaries' internal control over financial reporting as of June 29, 2014, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework) and our report dated August 20, 2014 expressed an unqualified opinion thereon.

        /s/ Ernst & Young LLP

Los Angeles, California
August 20, 2014

INTERNATIONAL RECTIFIER CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Fiscal Year Ended
	June 29, 2014	June 30, 2013	June 24, 2012
Revenues	$1,106,571	$977,035	$1,050,588
Cost of sales	707,363	719,930	710,565
Gross profit	399,208	257,105	340,023

Selling, general and administrative expense	182,318	181,746	200,411
Research and development expense	130,848	127,093	135,105
Impairment of goodwill	—	—	69,421
Amortization of acquisition‑related intangible assets	6,420	6,653	8,369
Asset impairment, restructuring and related charges	5,638	16,996	—
Gain on disposition of property	—	—	(5,410)
Operating income (loss)	73,984	(75,383)	(67,873)
Other expense, net	2,974	1,390	4,267
Interest expense (income), net	24	57	(333)
Income (loss) before income taxes	70,986	(76,830)	(71,807)
Provision for (benefit from) income taxes	12,253	11,990	(16,757)
Net income (loss)	$58,733	$(88,820)	$(55,050)

Net income (loss) per common share:
Basic	$0.83	$(1.28)	$(0.79)
Diluted	$0.81	$(1.28)	$(0.79)
Weighted average common shares outstanding:
Basic	71,108	69,385	69,270
Diluted	72,549	69,385	69,270

The accompanying notes are an integral part of these financial statements.

INTERNATIONAL RECTIFIER CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In thousands)

	Fiscal Year Ended
	June 29, 2014	June 30, 2013	June 24, 2012
Net income (loss)	$58,733	$(88,820)	$(55,050)
Other comprehensive income (loss):
Foreign currency translation adjustments	27,603	(3,768)	(10,595)
Unrealized gains (losses) on securities:
Unrealized gains (losses) on available-for-sale securities, net of tax effect of $0, $684, and $2,434, respectively	11,176	1,219	(6,045)
Other comprehensive income (loss)	38,779	(2,549)	(16,640)
Comprehensive income (loss)	$97,512	$(91,369)	$(71,690)

The accompanying notes are an integral part of these financial statements.

INTERNATIONAL RECTIFIER CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	June 29, 2014	June 30, 2013
ASSETS
Current assets:
Cash and cash equivalents	$588,922	$443,490
Restricted cash	635	611
Short-term investments	20,114	11,056
Trade accounts receivable, net of allowances of $352 for 2014 and $915 for 2013	161,723	137,762
Inventories	230,011	232,315
Current deferred tax assets	2,145	4,948
Prepaid expenses and other current assets	26,675	33,002
Total current assets	1,030,225	863,184
Restricted cash	739	738
Property, plant and equipment, net	391,765	423,338
Goodwill	52,149	52,149
Acquisition‑related intangible assets, net	15,503	21,923
Long-term deferred tax assets	31,183	32,792
Other assets	43,976	59,088
Total assets	$1,565,540	$1,453,212
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$86,256	$89,312
Accrued income taxes	2,946	949
Accrued salaries, wages and commissions	47,750	39,719
Current deferred tax liabilities	348	—
Other accrued expenses	72,968	78,414
Total current liabilities	210,268	208,394
Long-term deferred tax liabilities	7,817	8,970
Other long-term liabilities	19,809	24,530
Total liabilities	237,894	241,894
Commitments and contingencies
Stockholders’ equity:
Preferred shares, $1 par value, authorized: 1,000,000; issued and outstanding: none in 2014 or 2013	—	—
Common shares, $1 par value, authorized: 330,000,000; outstanding: 71,520,121 shares in 2014 and 70,399,081 shares in 2013	78,192	76,590
Capital contributed in excess of par value	1,097,665	1,067,841
Treasury stock, at cost: 6,672,216 shares in 2014 and 6,191,082 shares in 2013	(125,785)	(113,175)
Retained earnings	260,598	201,865
Accumulated other comprehensive income (loss)	16,976	(21,803)
Total stockholders’ equity	1,327,646	1,211,318
Total liabilities and stockholders’ equity	$1,565,540	$1,453,212

The accompanying notes are an integral part of these financial statements.

INTERNATIONAL RECTIFIER CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands, except share data)

	Common Shares, at Par Value	Capital Contributed in Excess of Par Value	Treasury Stock, at Cost	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balance, June 26, 2011	$74,527	$1,021,509	$(81,245)	$345,735	$(2,614)	$1,357,912
Net loss for the year ended June 24, 2012	—	—	—	(55,050)	—	(55,050)
Other comprehensive loss	—	—	—	—	(16,640)	(16,640)
Exercise of stock options—224,884 shares	224	3,045	—	—	—	3,269
Vesting of RSU’s, net of settlement for tax withholdings—373,938 shares	374	(4,634)	—	—	—	(4,260)
Repurchase of common stock-1,267,634 shares	—	—	(26,720)	—	—	(26,720)
Tax benefit from stock based awards	—	1,675	—	—	—	1,675
Stock‑based compensation expense	—	16,141	—	—	—	16,141
Balance, June 24, 2012	75,125	1,037,736	(107,965)	290,685	(19,254)	1,276,327
Net loss for the year ended June 30, 2013	—	—	—	(88,820)	—	(88,820)
Other comprehensive loss	—	—	—	—	(2,549)	(2,549)
Exercise of stock options —929,036 shares	929	14,545	—	—	—	15,474
Vesting of RSU’s, net of settlement for tax withholdings —535,473 shares	536	(6,000)	—	—	—	(5,464)
Repurchase of common stock-296,200 shares	—	—	(5,210)	—	—	(5,210)
Stock‑based compensation expense	—	21,560	—	—	—	21,560
Balance, June 30, 2013	76,590	1,067,841	(113,175)	201,865	(21,803)	1,211,318
Net income for the year ended June 29, 2014	—	—	—	58,733	—	58,733
Other comprehensive income	—	—	—	—	38,779	38,779
Exercise of stock options —885,854 shares	886	13,260	—	—	—	14,146
Vesting of RSU’s, net of settlement for tax withholdings —716,207 shares	716	(10,149)	—	—	—	(9,433)
Repurchase of common stock-481,134 shares	—	—	(12,610)	—	—	(12,610)
Tax benefit from stock based awards	—	219	—	—	—	219
Stock‑based compensation expense	—	26,494	—	—	—	26,494
Balance, June 29, 2014	$78,192	$1,097,665	$(125,785)	$260,598	$16,976	$1,327,646

The accompanying notes are an integral part of these financial statements.

INTERNATIONAL RECTIFIER CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Fiscal Year Ended
	June 29, 2014	June 30, 2013	June 24, 2012
Cash flows from operating activities:
Net income (loss)	$58,733	$(88,820)	$(55,050)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	87,210	91,187	84,951
Amortization of acquisition‑related intangible assets	6,420	6,653	8,369
(Gain) loss on disposal of fixed assets	(264)	5,036	1,695
Gain on disposition of property	—	—	(5,410)
Impairment of long-lived assets	80	2,792	2,530
Stock compensation expense	26,494	21,560	16,141
Impairment of goodwill	—	—	69,421
Gain on sale of investments	(36)	(8)	(55)
Other-than-temporary impairment of investments	—	350	2,865
(Recovery of) provision for bad debts	—	(58)	1,015
Provision for inventory write‑downs	4,900	20,421	18,734
Loss (gain) on derivatives	1,437	634	(1,079)
Deferred income taxes	7,338	11,384	(25,183)
Tax benefit from stock-based awards	219	—	1,674
Excess tax benefit from stock-based awards	—	—	(864)
Changes in operating assets and liabilities, net	(11,190)	65,046	(83,461)
Other	(1,255)	3,219	4,758
Net cash provided by operating activities	180,086	139,396	41,051
Cash flows from investing activities:
Additions to property, plant and equipment	(44,111)	(72,605)	(128,083)
Proceeds from sale of property, plant and equipment	1,003	118	5,524
Sale of investments	36	52,131	75,792
Maturities of investments	11,000	25,500	216,307
Purchase of investments	—	(9,979)	(173,383)
Release from restricted cash	27	176	524
Net cash used in investing activities	(32,045)	(4,659)	(3,319)
Cash flows from financing activities:
Proceeds from exercise of stock options	14,146	15,474	3,269
Excess tax benefit from stock-based awards	—	—	864
Purchase of treasury stock	(12,610)	(5,210)	(26,720)
Net settlement of restricted stock units for tax withholdings	(9,433)	(5,464)	(4,260)
Net cash (used in) provided by financing activities	(7,897)	4,800	(26,847)
Effect of exchange rate changes on cash and cash equivalents	5,288	(1,470)	(4,193)
Net increase in cash and cash equivalents	145,432	138,067	6,692
Cash and cash equivalents, beginning of year	443,490	305,423	298,731
Cash and cash equivalents, end of year	$588,922	$443,490	$305,423

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

Fiscal Year

The Company operates on a 52-53 week fiscal year with the fiscal year ending on the last Sunday in June. Fiscal year 2014 consisted of 52 weeks ending June 29, 2014, fiscal year 2013 consisted of 53 weeks ending June 30, 2013 and fiscal year 2012 consisted of 52 weeks ending June 24, 2012. Fiscal quarters consist of 13 weeks ending on the last Sunday of the calendar quarter, except for the last fiscal quarter of 14 weeks in fiscal years that have 53 weeks.

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

The Company also maintains consignment inventory arrangements with certain of its customers. Pursuant to these arrangements, the Company delivers products to a customer or a designated third party warehouse based upon the customer's projected needs, but does not recognize revenue unless and until the customer or third party reports that it has removed the product from the warehouse, and all the other revenue recognition criteria are met.

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

If the Company’s customers’ contracts contain substantive acceptance provisions the Company recognizes revenue in accordance with the specific contract acceptance provisions. Sales taxes and other taxes directly imposed on revenue‑producing transactions are excluded from revenue.

Shipping Costs

Outbound customer shipping costs are expensed as incurred and are included in selling, general and administrative ("SG&A") expense. The expense for outbound customer shipments for the fiscal years ended June 29, 2014, June 30, 2013, and June 24, 2012 was $8.3 million, $8.2 million, and $8.9 million, respectively.

Advertising Costs

Advertising costs are expensed as incurred and are included in SG&A expense. Advertising expense for the fiscal years ended June 29, 2014, June 30, 2013, and June 24, 2012 was $3.9 million, $4.2 million and $4.0 million, respectively.

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

Interest Expense (Income), Net

Interest (income) expense, net, was comprised of the following (in thousands):

	Fiscal Year Ended
	June 29, 2014	June 30, 2013	June 24, 2012
Interest income	$(427)	$(405)	$(842)
Interest expense	451	462	509
Interest expense (income), net	$24	$57	$(333)

No interest was capitalized for the fiscal years ended June 29, 2014, June 30, 2013 and June 24, 2012.

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

INTERNATIONAL RECTIFIER CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

1. Business, Basis of Presentation and Summary of Significant Accounting Policies (Continued)

Net Income (Loss) per Common Share

Net income (loss) per common share-basic is computed using net income (loss) available to common stockholders (the numerator) divided by the weighted average number of common shares outstanding (the denominator) during the period. In general, the computation of net income (loss) per common share-diluted is similar to the computation of net income per common share-basic except that the denominator is increased to include the number of additional common shares that would have been outstanding upon the exercise of stock options and vesting of restricted stock units using the treasury stock method. Under the treasury stock method, the Company reduces the gross number of dilutive shares by the number of shares purchasable from the proceeds of the options assumed to be exercised and restricted stock units vested, and related unrecognized compensation.

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

The financial assets and liabilities which are measured and recorded at fair value on a recurring basis are included within the following items on the Company’s consolidated balance sheet as of June 29, 2014 and June 30, 2013 (in thousands):

	As of June 29, 2014
Assets and Liabilities:	Total	Level 1	Level 2	Level 3
Short-term investments	$20,114	$20,114	$—	$—
Prepaid expenses and other current assets	19	—	19	—
Other assets	20,461	19,010	—	1,451
Other long-term liabilities	(9,844)	(9,844)	—	—
Total	$30,750	$29,280	$19	$1,451

	As of June 30, 2013
Assets and Liabilities:	Total	Level 1	Level 2	Level 3
Short-term investments	11,056	6,004	5,052	—
Prepaid expenses and other current assets	19	—	19	—
Other assets	29,725	26,837	—	2,888
Other long-term liabilities	(8,326)	(8,326)	—	—
Total	$32,474	$24,515	$5,071	$2,888

The fair value of investments, derivative financial instruments, and other assets and liabilities are disclosed in Notes 2, 3 and 9, respectively. There were no cash and cash equivalents measured at fair value on a recurring basis as of either June 29, 2014 or June 30, 2013.

INTERNATIONAL RECTIFIER CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

1. Business, Basis of Presentation and Summary of Significant Accounting Policies (Continued)

The Company determines at the end of a reporting period whether a given financial asset or liability is valued using Level 1, 2 or 3 inputs. During the fiscal years ended June 29, 2014, June 30, 2013, and June 24, 2012, for each class of assets and liabilities, there were no transfers between those valued using quoted prices in active markets for identical assets (Level 1), those valued using significant other observable inputs (Level 2), and those valued using significant unobservable inputs (Level 3).

As of June 29, 2014, the Company held foreign currency forward contracts recorded at fair value using Level 2 inputs, for which fair value was measured based on readily observable market parameters for all substantial terms of the derivatives. There were no other assets or liabilities measured using Level 2 inputs.

Level 3 Valuations

The following tables provide a reconciliation of the beginning and ending balance of items measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the fiscal year ended June 29, 2014, and June 30, 2013 (in thousands):

Level 3
Assets
Derivatives
Beginning balance at June 30, 2013	$2,888
Total losses (realized or unrealized) included in other expense, net	(1,437)
Ending balance at June 29, 2014	$1,451

Level 3
Assets
Derivatives
Beginning balance at June 24, 2012	$2,834
Total gains (realized or unrealized) included in other expense, net	54
Ending balance at June 30, 2013	$2,888

When at least one significant valuation model assumption or input used to measure the fair value of financial assets or liabilities is unobservable in the market, the financial assets or liabilities are deemed to be measured using Level 3 inputs. These Level 3 inputs may include pricing models, discounted cash flow methodologies or similar techniques where at least one significant model assumption or input is unobservable. The Company uses Level 3 inputs to value a non-transferable put option on a strategic investment (the “Put Option”).

The Company accounts for the Put Option as a derivative instrument not designated as an accounting hedge. The fair value was determined by an independent valuation firm using a binomial option pricing model based on the income approach. The model uses inputs such as exercise price, fair market value of the underlying common stock, expected life (years), expected volatility, risk-free rate equivalent, and dividend yield. The expected life is the remaining life of the Put Option. Expected volatility is based on historical volatility of the underlying common stock as well as consideration of the volatilities of public companies deemed comparable. As of June 29, 2014, the Company determined that significant changes in the above assumptions would not materially affect the fair value of the Put Option. Additionally, the model materially relies on the assumption that the issuer of the Put Option will uphold its financial obligation up to its common equity value should the Company exercise the Company’s right to put the associated number of common shares back to the issuer at a fixed price in local currency.

INTERNATIONAL RECTIFIER CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

1. Business, Basis of Presentation and Summary of Significant Accounting Policies (Continued)

Non-Recurring Fair Value Measurements

During the fiscal year ended June 29, 2014, the Company recorded de minimis other-than-temporary impairments on financial assets required to be measured at fair value on a non-recurring basis.

For the fiscal year ended June 30, 2013, the Company measured at fair value, on a non-recurring basis, the carrying values of certain equipment in its research and development group, its Newport, Wales, Mexico and other manufacturing facilities, and a subcontractor facility located in Southeast Asia, due to the non-use of that equipment.  The Company determined that the carrying values of those assets of $11.8 million exceeded their estimated fair values of $5.9 million. The fair values were determined using the market approach, which considered the estimated fair value of the equipment using significant unobservable inputs (Level 3) obtained from third party equipment brokerage firms. Consequently, during the fiscal year ended June 30, 2013, the Company recorded an impairment charge of $5.9 million, which represented the excess of the carrying values of the assets over the fair values, less the estimated cost to sell.

In fiscal year 2012, as a result of decreased customer demand resulting in changes in manufacturing strategy, the Company measured at fair value on a non-recurring basis, the carrying values of its plant assets and machinery and equipment relating to its El Segundo, California fabrication facility and determined those assets exceeded their expected undiscounted cash flows. As a result, the Company wrote the related assets down to their estimated fair value. The fair value was determined using the market approach, which considered the estimated fair value of the plant assets and machinery and equipment using significant unobservable inputs (level 3) obtained from the perspective of a market participant. Consequently, the Company recorded an impairment charge of $2.5 million, which represented the excess of the carrying values of the assets over the fair values, less the estimated cost to sell.

Other-Than-Temporary Impairments of Investments

The Company evaluates securities for other-than-temporary impairment on a quarterly basis. Impairment is evaluated considering numerous factors, and their relative significance varies depending on the situation. Factors considered include the length of time and extent to which the market value has been less than cost, the financial condition and near-term prospects of the issuer of the securities, the Company’s intent to sell, or whether it is more likely than not that it will be required to sell, the investment before anticipated recovery in fair value. If, based upon the analysis, it is determined that the impairment is other-than-temporary, the security is written down to fair value, and a loss is recognized through earnings as a component of other (income)/expense, net. The amount of other-than-temporary impairment recognized through earnings is disclosed in Note 2.

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

INTERNATIONAL RECTIFIER CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

1. Business, Basis of Presentation and Summary of Significant Accounting Policies (Continued)

Cash, restricted cash, cash equivalents and investments as of June 29, 2014 and June 30, 2013 are summarized as follows (in thousands):

	June 29, 2014	June 30, 2013
Cash and cash equivalents	$588,922	$443,490
Short-term investments	20,114	11,056
Restricted cash	1,374	1,349
Total cash, restricted cash, cash equivalents and investments	$610,410	$455,895

Restricted cash consisted of $0.6 million in a short-term deposit account with a bank as collateral for travel card transactions at both June 29, 2014 and June 30, 2013, and $0.7 million held with another bank as collateral for an outstanding letter of credit at both June 29, 2014 and June 30, 2013.

Inventories

Inventories are stated at the lower of cost or market using the first-in first-out method. Inventories are reviewed for excess or obsolescence based upon demand forecasts for a specific time horizon and reserves are established accordingly. Manufacturing costs deemed to be abnormal, such as idle facility expense, excessive spoilage, double freight and re-handling costs are charged as cost of sales in the period incurred.

Inventories as of June 29, 2014 and June 30, 2013 were comprised of the following (in thousands):

	June 29, 2014	June 30, 2013
Raw materials	$47,997	$58,471
Work-in-process	103,034	97,158
Finished goods	78,980	76,686
Total inventories	$230,011	$232,315

Property, Plant and Equipment

Property, plant and equipment are stated at cost. Any gain or loss on retirement or disposition is included in operating expenses or cost of goods sold, depending on how the equipment was used. Depreciation is provided using the straight-line method based on the estimated useful lives of the assets, ranging from three to forty years. Depreciation and amortization expense for the fiscal years ended June 29, 2014, June 30, 2013 and June 24, 2012 was $87.2 million, $90.9 million and $83.7 million, respectively.

Property, plant and equipment as of June 29, 2014 and June 30, 2013 were comprised of the following (in thousands):

	June 29, 2014	June 30, 2013	Range of Useful Life
Building and improvements	$178,683	$167,746	3 ‑ 40
Equipment	1,181,738	1,123,457	3 ‑ 15
Less: accumulated depreciation and amortization	(1,021,912)	(946,023)
	338,509	345,180
Land	14,840	14,435
Construction-in-progress	38,416	63,723
Total property, plant and equipment	$391,765	$423,338

Amortization of improvements to leased premises is recorded using the straight-line method over the shorter of the remaining term of the lease or estimated useful lives of the improvements. As of June 29, 2014 and June 30, 2013, the Company did not have any material capital leases included in property, plant and equipment.

INTERNATIONAL RECTIFIER CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

1. Business, Basis of Presentation and Summary of Significant Accounting Policies (Continued)

Repairs and maintenance costs are charged to expense as incurred. In the fiscal years ended June 29, 2014, June 30, 2013 and June 24, 2012, repairs and maintenance expenses were $50.3 million, $47.9 million and $54.4 million, respectively.

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

Disposition of Property

During fiscal year 2012, the Company completed the sale of the site of a previous manufacturing research and development facility located in Oxted, England. The Company received cash of approximately $5.6 million as consideration. Since the site had a carrying value of $0.1 million previously recorded in property, plant, and equipment, net, almost the entire proceeds, net of $0.1 million of transaction costs, were recorded as a gain of $5.4 million on disposition of property in the condensed consolidated statement of operations for the fiscal year ended 2012.

Goodwill, Acquisition‑Related and Other Intangible Assets

The Company classifies the difference between the consideration transferred and the fair value of the net tangible and intangible assets acquired at the date of acquisition as goodwill. The Company classifies intangible assets apart from goodwill if the assets have contractual or other legal rights, or if the assets can be separated and sold, transferred, licensed, rented or exchanged. Depending on the nature of the assets acquired, the amortization period may range from 2 to 15 years for those acquisition‑related intangible assets subject to amortization.

The Company evaluates the carrying value of long-lived assets, including goodwill and other intangible assets, annually during the fourth quarter of each fiscal year and more frequently if it believes indicators of impairment exist and whenever events or changes in circumstances indicate that the carrying value may not be recoverable. In evaluating goodwill, a two-step goodwill impairment test is applied to each reporting unit. The Company identifies reporting units and determines the carrying value of each reporting unit by assigning the assets and liabilities, including the existing goodwill and intangible assets, to those reporting units. Each of the Company’s operating segments represents an individual reporting unit for purposes of assessing impairment of goodwill. In the first step of the impairment test, the Company estimates the fair value of the reporting unit. If the fair value of the reporting unit is less than the carrying value of the reporting unit, the Company performs the second step which compares the implied fair value of goodwill with the carrying amount of goodwill and writes down the carrying amount of the goodwill to the implied fair value.

The fair value of the Company’s reporting units is determined using the income approach, which estimates fair value of its reporting units based on a discounted cash flow approach. During fiscal years 2014, 2013, and 2012, the discount rates the Company utilized for determining discounted cash flows were 14.1 percent, 14.5 percent, and 14.0 percent, respectively, based upon its assessment of the risks associated with the projected cash flows and market based estimates of capital costs. In completing the goodwill impairment analysis, the Company tests the appropriateness of the reporting units’ estimated fair value by reconciling the aggregate reporting units’ fair values with the Company's market capitalization.

INTERNATIONAL RECTIFIER CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

1. Business, Basis of Presentation and Summary of Significant Accounting Policies (Continued)

The determination of the fair value of the reporting units requires the Company to make significant estimates and assumptions. These estimates and assumptions include estimates of future revenues and expense growth rates, capital expenditures and the depreciation and amortization, changes in working capital, discount rates, and the selection of appropriate control premiums. Due to the inherent uncertainty involved in making these estimates, actual future results related to assumed variables could differ from these estimates. Changes in assumptions regarding future results or other underlying assumptions could have a significant impact on either the fair value of the reporting unit or the amount of any resulting goodwill impairment charge.

The Company’s annual evaluation during fiscal years 2014 and 2013 indicated that the fair value of the reporting units was more than their carrying value indicating no impairment.

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

As of June 29, 2014 and June 30, 2013, acquisition‑related intangible assets included the following (in thousands):

		June 29, 2014
	Amortization Periods (Years)	Gross Carrying Amount	Accumulated Amortization	Net
Completed technology	4 - 12	$52,045	$(43,771)	$8,274
Customer lists	5 - 12	10,430	(8,163)	2,267
Intellectual property and other	2 - 15	16,763	(11,801)	4,962
Total acquisition‑related intangible assets		$79,238	$(63,735)	$15,503

		June 30, 2013
	Amortization Periods (Years)	Gross Carrying Amount	Accumulated Amortization	Net
Completed technology	4 - 12	$52,045	$(39,163)	$12,882
Customer lists	5 - 12	10,430	(7,313)	3,117
Intellectual property and other	2 - 15	16,763	(10,839)	5,924
Total acquisition‑related intangible assets		$79,238	$(57,315)	$21,923

Based on identified intangible assets that are subject to amortization as of June 29, 2014, the Company expects future amortization expense for each period to be as follows (in thousands):

		Fiscal Year
	Total	2015	2016	2017	2018	2019	2020 and thereafter
Estimated Amortization Expense	$15,503	$6,220	$4,681	$1,463	$897	$897	$1,345

INTERNATIONAL RECTIFIER CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

1. Business, Basis of Presentation and Summary of Significant Accounting Policies (Continued)

The carrying amount of goodwill by reportable segment as of June 29, 2014 and June 30, 2013 was as follows (in thousands):

Business Segments:	June 29, 2014	June 30, 2013
Energy Saving Products	$33,190	$33,190
HiRel	18,959	18,959
Total goodwill	$52,149	$52,149

Income tax deductions related to goodwill were $3.0 million for each of the fiscal years ended June 29, 2014, June 30, 2013, and June 24, 2012. As of June 29, 2014, $8.3 million of goodwill remains deductible for income tax purposes.

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

The following table details the changes in the Company’s warranty reserve for the fiscal years ended June 29, 2014, June 30, 2013, and June 24, 2012, which is included in other accrued expenses as detailed in Note 6 (in thousands):

Accrued warranty, June 26, 2011	$3,457
Accruals for warranties issued during the year	3,722
Changes in estimates related to pre-existing warranties	(1,135)
Warranty claim settlements	(3,854)
Accrued warranty, June 24, 2012	2,190
Accruals for warranties issued during the year	2,019
Changes in estimates related to pre-existing warranties	144
Warranty claim settlements	(2,361)
Accrued warranty, June 30, 2013	1,992
Accruals for warranties issued during the year	2,495
Changes in estimates related to pre-existing warranties	(184)
Warranty claim settlements	(2,685)
Accrued warranty, June 29, 2014	$1,618

INTERNATIONAL RECTIFIER CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

1. Business, Basis of Presentation and Summary of Significant Accounting Policies (Continued)

Derivative Financial Instruments

The Company’s primary objectives for holding derivative financial instruments ("derivatives") are to hedge non-functional currency risks. The Company’s accounting policies for derivatives are based on the criteria for designation of a hedging transaction as an accounting hedge, either as cash flow or fair value hedges. A cash flow hedge refers to the hedge of the exposure to variability in the cash flows of an asset or a liability, or of a forecasted transaction. A fair value hedge refers to the hedge of the exposure to changes in fair value of an asset or a liability, or of an unrecognized firm commitment. The criteria for designating a derivative as a hedge include the instrument’s effectiveness in risk reduction and, in most cases, a one-to-one matching of the derivative to its underlying transaction. Gains and losses from derivatives designated as fair value accounting hedges generally offset changes in the values of the hedged assets or liabilities over the life of the hedge. The Company recognizes gains and losses on derivatives that are not currently designated as hedges for accounting purposes in earnings as a component of other expense, net. As of June 29, 2014 and June 30, 2013, the Company had no derivatives designated as accounting hedges. As such, all gains and losses on derivatives for the years ended June 29, 2014 and June 30, 2013 were recognized in earnings as a component of other expense, net.

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

Stock‑Based Compensation

The Company grants Restricted Stock Units ("RSU’s") with three types of vesting schedules: (i) service-based, (ii) performance-based or (iii) market-based (see Note 9). The fair value for service-based and performance-based RSU’s is determined using the fair value of the Company’s common stock on the date of grant. Compensation expense for awards with service-based conditions is amortized over the requisite service period of the award on a straight-line basis. Compensation expense for awards with performance conditions is recognized over the period from the date the performance condition is determined to be probable of occurring through the date the applicable condition is expected to be met. If the performance condition is not considered probable of being achieved, no expense is recognized until such time as the performance condition is considered probable of being met, if ever.

The fair value of market-based RSU’s is estimated by an independent valuation firm using the Monte Carlo Simulation method which takes into account multiple input variables that determine the probability of satisfying the market conditions stipulated in the award. This method requires the input of assumptions, including the expected volatility of the Company’s common stock, and a risk-free interest rate. Compensation expense related to awards that are expected to vest upon achieving a market-based condition is recognized on a straight-line basis regardless of whether the market condition is satisfied, provided that the requisite service has been achieved. The amount of periodic expense attributed to market-based RSUs is based on the estimated forfeiture rate, which is updated according to the Company’s actual forfeiture rates.

The Company estimates the fair value of stock options granted using the Black‑Scholes option pricing model. The fair value for awards that are expected to vest are then amortized on a straight-line basis over the requisite service period of the award, which is generally the option vesting term. The amount of periodic expense attributed to awards is based on the estimated forfeiture rate, which is updated based on the Company’s actual forfeiture rates. This option pricing model requires the input of subjective assumptions, including the expected volatility of the Company’s common stock, pre-vesting forfeiture rate and an option’s expected life.

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

Stock Repurchase Program

The Company’s stock repurchase program authorizes it to repurchase up to $150.0 million of shares of the Company's outstanding common stock. Stock repurchases under this program may be made in the open market or through privately negotiated transactions. The timing and actual number of shares repurchased depend on market conditions and other factors. The stock repurchase program may be suspended at any time without prior notice. The Company has used and plans to continue to use existing cash to fund the repurchases. All of the shares repurchased by the Company through the program were purchased in open market transactions. During the fiscal year ended June 29, 2014, the Company repurchased approximately 0.5 million shares for approximately $12.6 million. As of June 29, 2014, the Company had purchased approximately 6.7 million shares for approximately $125.8 million under the program. As of June 29, 2014, the Company had not cancelled the repurchased shares of common stock, and as such, they are reflected as treasury stock in the June 29, 2014 and June 30, 2013 consolidated balance sheets.

Concentration of Risk

The Company is subject to concentrations of credit risk in its investments, derivatives and trade accounts receivable. The Company maintains cash, cash equivalents, and other securities with high credit quality financial institutions based upon the Company’s analysis of that financial institution’s relative credit standing. The Company’s investment policy is designed to limit exposure to any one institution. The Company also is exposed to credit-related losses in the event of non-performance by counterparties to derivative instruments. The counterparties to derivative transactions are typically major financial institutions with investment grade credit ratings and a publicly traded foreign company. This credit risk is generally limited to the gains in such contracts should any of these counterparties fail to perform as contracted. The Company considers the risk of counterparty default for the financial institutions to be minimal, and the publicly traded foreign company to be more significant.

The Company sells its products to distributors and original equipment manufacturers involved in a variety of industries including computing, consumer, communications, automotive and industrial. The Company has adopted credit policies and standards to accommodate industry growth and inherent risk. The Company performs continuing credit evaluations of its customers’ financial condition and requires collateral as deemed necessary. Reserves are provided for estimated amounts of trade accounts receivable that may not be collected. The Company maintains allowances for doubtful accounts and pricing disputes. These allowances as of fiscal years ended June 29, 2014 and June 30, 2013 were $0.4 million and $0.9 million, respectively.

Loss Contingencies

The Company is subject to various claims and litigation arising in the ordinary course of business. Because of the nature and inherent uncertainties of litigation and claims, the outcomes of these matters are subject to significant uncertainty. The Company accrues for these matters if it is probable that an asset has been impaired or a liability has been incurred and if the amount of the loss can be reasonably estimated. The Company discloses loss contingencies if it is at least reasonably possible that a material loss has been incurred.

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

In February 2013, the FASB issued ASC update No. 2013-02, “Comprehensive Income (Topic 220), Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income” (ASC 2013-02). The objectives of this update require companies to provide information about the amounts reclassified out of accumulated other comprehensive income by component. In addition, a company is required to present, either on the face of the statement where net income is presented or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income, but only if the amount reclassified is required under GAAP to be reclassified to net income in its entirety in the same reporting period. The amendments in this update are effective for fiscal years and interim periods within those years beginning after December 15, 2012. The adoption of this update did not have a material impact on the Company's financial statements, and additional disclosure pursuant to this update is presented in Note 8.

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

In May 2014, the FASB issued ASC updated No. 2014-09, "Revenue from Contracts with Customers (Topic 606)" (ASU 2014-09). Under the amendments in this update, recognition of revenue occurs when a customer obtains control of promised goods or services in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In addition, the new standard requires that reporting companies disclose the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. The amendments in this update are effective for fiscal years and interim periods within those years beginning after December 15, 2016. Early adoption is not permitted. The new standard is required to be applied either retrospectively to each prior reporting period presented, or retrospectively with the cumulative effect of applying the update recognized at the date of initial application. The Company has not yet selected a transition method, and has not determined the impact that the new standard will have on its consolidated financial statements.

INTERNATIONAL RECTIFIER CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

2. Investments

Available-for-sale investments are carried at fair value, inclusive of unrealized gains and losses, and net of discount accretion and premium amortization computed using the level yield method. Net unrealized gains and losses are included in other comprehensive income (loss) net of applicable income taxes. Gains or losses on sales of available-for-sale investments are recognized using the first-in, first-out method and are included in other expense, net or interest expense (income), net, depending upon the type of security.

Available-for-sale securities as of June 29, 2014 are summarized as follows (in thousands):

	Amortized Costs	Gross Unrealized Gain	Gross Unrealized Loss	Net Unrealized Gain	Market Value
Short-Term Investments:
Equity securities	$7,000	$13,114	$—	$13,114	$20,114
Other Assets:
Equity securities	$4,631	$3,845	$—	$3,845	$8,476

Available-for-sale securities as of June 30, 2013 are summarized as follows (in thousands):

	Amortized Costs	Gross Unrealized Gain	Gross Unrealized Loss	Net Unrealized Gain	Market Value
Short-Term Investments:
Corporate debt	$—	$40	$—	$40	$40
U.S. government and agency obligations	11,007	9	—	9	11,016
Total short-term investments	$11,007	$49	$—	$49	$11,056
Other Assets:
Equity securities	$11,631	$5,739	$(5)	$5,734	$17,365

The Company manages its total portfolio to encompass a diversified pool of investment‑grade securities. The investment policy is to manage its total cash and investments balances to preserve principal and maintain liquidity while achieving market returns on the investment portfolio.

The Company also holds as strategic investments the common stock of three publicly traded foreign companies. The common stock of the three companies are shown as “Equity securities” in the table above and are included in short-term investments and other assets on the consolidated balance sheets, depending on the expected holding period for the security. The common shares of the publicly traded companies are traded on either the Tokyo Stock Exchange or the Taiwan Stock Exchange.

The Company holds an option on one of the strategic investments to put the associated number of common shares back to the issuer at a fixed price in local currency (which is described as the “Put Option” in Note 1). The Put Option became effective September 1, 2009 and is reported at fair value. As of June 29, 2014, the fair value of the Put Option was $1.5 million, with changes in fair value recorded in other expense, net (See Note 3, “Derivative Financial Instruments”). Dividend income from these investments was $0.2 million, $0.2 million, and $0.1 million for the fiscal years ended June 29, 2014, June 30, 2013, and June 24, 2012, respectively.

INTERNATIONAL RECTIFIER CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

2. Investments (Continued)

The Company also holds as strategic investments the common stock and preferred stock of a privately held domestic company. The common stock and preferred stock of the privately held domestic company was carried at cost of $1.5 million in other assets. During the second quarter of fiscal year 2012, the privately held domestic company in which the Company has an equity investment experienced a negative change in financial condition. The Company then evaluated that the investment was permanently impaired and recorded an impairment charge of $1.5 million during the second quarter of fiscal year 2012.

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

The following table provides the Company’s other-than-temporary impairments for equity, asset-backed, and mortgage-backed securities (in thousands):

	Fiscal Year Ended
	June 29, 2014	June 30, 2013	June 24, 2012
Privately held domestic company - common and preferred stock	$—	$350	$1,504
Publicly traded foreign companies - common stock	—	—	1,332
Mortgage-backed securities	—	—	29
Total other-than-temporary impairments	$—	$350	$2,865

Unrealized loss positions are measured and determined at the end of each fiscal year. There were no available-for-sale investments in a gross unrealized loss position as of June 29, 2014. Available-for-sale investments in a gross unrealized loss position as of June 30, 2013 included an equity investment held in a de minimis gross unrealized loss position for less than 12 months, and there were no investments in a gross unrealized loss position for 12 months or more.

During the fiscal year ended June 29, 2014, the Company sold a de minimis amount of available-for-sale securities, and the related proceeds and gross realized gains and (losses) were also de minimis. During the fiscal year ended June 30, 2013, available-for-sale securities were sold for total proceeds of $52.1 million, and gross realized gains and (losses) were de minimis. During the fiscal year ended June 24, 2012, available-for-sale securities were sold for total proceeds of $75.8 million, and gross realized gains and (losses) were $0.1 million and $(0.1) million, respectively. The cost of marketable securities sold was determined by the first-in, first-out method.

For information regarding the unrealized holding gains (losses) on available-for-sale investments reclassified out of accumulated other comprehensive income into the consolidated statement of operations, see "Note 8: Accumulated Other Comprehensive Income (Loss)."

INTERNATIONAL RECTIFIER CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

2. Investments (Continued)

Fair Value of Investments

The following tables present the balances of investments measured at fair value on a recurring basis as of June 29, 2014 and June 30, 2013 (in thousands):

	As of June 29, 2014
	Total	Level 1	Level 2	Level 3
Equity securities	28,590	28,590	—	—
Total investments at fair value	$28,590	$28,590	$—	$—

	As of June 30, 2013
	Total	Level 1	Level 2	Level 3
Corporate debt	$40	$—	$40	$—
U.S. government and agency obligations	11,016	6,004	5,012	—
Equity securities	17,365	17,365	—	—
Total investments at fair value	$28,421	$23,369	$5,052	$—

3. Derivative Financial Instruments

The Company is exposed to financial market risks, including fluctuations in interest rates, foreign currency exchange rates and market value risk related to its investments. The Company uses derivative financial instruments primarily to mitigate foreign exchange rate risks. In the normal course of business, the Company also faces risks that are either non-financial or non-quantifiable. Such risks principally include country risk, credit risk and legal risk, and are not discussed or quantified in the following analyses. As of June 29, 2014, the Company’s only derivatives were currency forward contracts which were not designated as accounting hedges, the Put Option (See Note 2, “Investments”), and a call option on the equity of a private domestic company. The private domestic company is a development stage entity, and as such, the Company is unable to determine the fair value of the call option at this time.

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

The Company had no outstanding interest rate derivatives as of June 29, 2014.

Foreign Currency Exchange Rates

A significant amount of the Company's revenues, expense, and capital purchasing transactions are conducted on a global basis in several foreign currencies. To protect against exposure to currency exchange rate fluctuations, the Company has established a balance sheet risk hedging program. Through this hedging program, the Company seeks to reduce, but does not always entirely eliminate, the impact of currency exchange rate movements on certain balance sheet line items.

INTERNATIONAL RECTIFIER CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

3. Derivative Financial Instruments (Continued)

The Company generally hedges the risks of foreign currency-denominated repetitive working capital positions with offsetting foreign currency denominated exchange transactions, using currency forward contracts or spot transactions.  Transaction gains and losses on these foreign currency-denominated working capital positions are generally offset by corresponding gains and losses on the related hedging instruments, usually resulting in reduced net exposure. At various times, the Company has currency exposure related primarily to the British Pound Sterling, the Euro, and the Japanese Yen, as well as other foreign currencies.  For example, in the United Kingdom, the Company has a sales office and a semiconductor wafer fabrication facility with revenues in U.S. Dollars and Euros, and expenses in British Pounds Sterling and U.S. Dollars. The Company does not hedge its revenues and expenses against changes in foreign currency exchange rates, as it does not perceive the net risk of changes to translated revenues and expenses from changes in exchange rates as significant enough at this time to justify hedging. The aggregate foreign currency losses included in net income for the fiscal years ended June 29, 2014, June 30, 2013, and June 24, 2012 were $1.5 million, $2.2 million, and $3.5 million, respectively.

For its balance sheet risk hedging program, the Company had approximately $11.6 million and $14.4 million in notional amounts of forward contracts not designated as accounting hedges outstanding at June 29, 2014 and June 30, 2013, respectively.  Net realized and unrealized foreign currency gains related to foreign currency forward contracts not designated as accounting hedges recognized in earnings, as a component of other expense, net, were $1.1 million, $0.1 million, and $1.0 million for the fiscal years ended June 29, 2014, June 30, 2013, and June 24, 2012, respectively.

At June 29, 2014 and June 30, 2013, the fair value carrying amounts of the Company’s derivative financial instruments were as follows (in thousands):

	June 29, 2014		June 30, 2013
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Put Option	Other assets	$1,451	Other assets	$2,888
Currency forward contracts	Prepaid expenses and other current assets	19	Prepaid expenses and other current assets	19
Total		$1,470		$2,907

The gain or (loss) recognized in other expense, net, for the Company’s derivative financial instruments not designated as hedging instruments during the fiscal years ended June 29, 2014, June 30, 2013, and June 24, 2012 was comprised of the following (in thousands):

	Fiscal Year Ended
	June 29, 2014	June 30, 2013	June 24, 2012
Put Option	$(1,437)	$54	$61
Currency forward contracts	1,137	129	961
Total	$(300)	$183	$1,022

INTERNATIONAL RECTIFIER CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

3. Derivative Financial Instruments (Continued)

Fair Value

The following tables present derivative financial instruments measured at fair value on a recurring basis as of June 29, 2014 and June 30, 2013 (in thousands):

	June 29, 2014
	Total	Level 1	Level 2	Level 3
Put Option	$1,451	$—	$—	$1,451
Foreign currency derivatives:
Assets	19	—	19	—
Total derivative financial instruments at fair value	$1,470	$—	$19	$1,451

	June 30, 2013
	Total	Level 1	Level 2	Level 3
Put Option	$2,888	$—	$—	$2,888
Foreign currency derivatives:
Assets	19	—	19	—
Total derivative financial instruments at fair value	$2,907	$—	$19	$2,888

4. Supplemental Cash Flow Disclosures

Components of the changes of operating assets and liabilities were comprised of the following (in thousands):

	Fiscal Year Ended
	June 29, 2014	June 30, 2013	June 24, 2012
Trade accounts receivable	$(22,343)	$28,419	$28,504
Inventories	1,525	40,880	(64,929)
Prepaid expenses and other current assets	12,625	5,773	(5,757)
Accounts payable	(2,364)	9,745	(30,088)
Accrued salaries, wages and commissions	7,779	(907)	(9,952)
Deferred compensation	611	(498)	1,388
Accrued income taxes	2,896	(3,868)	998
Other accrued expenses	(11,919)	(14,498)	(3,625)
Changes in operating assets and liabilities	$(11,190)	$65,046	$(83,461)

Supplemental disclosures of cash flow information (in thousands):

	Fiscal Year Ended
	June 29, 2014	June 30, 2013	June 24, 2012
Cash paid during the year for:
Interest	$451	$462	$511
Income taxes	2,522	6,998	13,810
Non-cash investing activities:
Liabilities accrued for property, plant and equipment purchases	$2,154	$4,815	$11,137

INTERNATIONAL RECTIFIER CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

5. Revolving Credit Facility and Bank Letters of Credit

Revolving Credit Facility

On October 25, 2012 (the “Closing Date”), the Company entered into a Credit Agreement (the “Credit Agreement”), as borrower, with Wells Fargo Bank, National Association, as Administrative Agent (“Agent”), and certain lenders (the “Lenders”), pursuant to which it established a new senior unsecured revolving credit facility (the “Credit Facility”) in an aggregate principal amount of $100 million with sublimits for swingline loans (of $25 million) and the issuance of letters of credit (of $10 million). The Credit Facility matures on October 25, 2016. The proceeds of the Credit Facility may be used by the Company to finance certain capital expenditures and acquisitions permitted thereunder, to provide for the working capital and general corporate needs as well as to pay fees, commissions and expenses associated with the Credit Facility.

The terms of the Credit Agreement require the Company to comply with certain financial tests, and include various affirmative and negative covenants, and customary representations and warranties, conditions and events of default. Additionally, the Credit Facility is subject to a commitment fee on the unused portion at an initial rate equal to 0.25 percent per annum. As of June 29, 2014, the Company was in compliance with the financial covenants, and there were no amounts outstanding under the Credit Facility.

Bank Letters of Credit

At June 29, 2014 and June 30, 2013, the Company had $0.7 million and $0.7 million, respectively, of outstanding letters of credit. These letters of credit are secured by cash collateral provided by the Company equal to their face amount.

6. Other Accrued Expenses

Other accrued expenses as of June 29, 2014 and June 30, 2013 were comprised of the following as of (in thousands):

	June 29, 2014	June 30, 2013
Sales returns	$40,655	$33,902
Accrued accounting and legal costs	4,474	8,108
Deferred revenue	9,255	9,678
Accrued warranty	1,618	1,992
Accrued utilities	2,592	2,516
Accrued repurchase obligation	2,559	4,759
Accrued sales and other taxes	3,661	3,053
Accrued subcontractor costs	1,435	1,307
Accrued rent	1,393	4,858
Other	5,326	8,241
Total other accrued expenses	$72,968	$78,414

INTERNATIONAL RECTIFIER CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

7. Other Long-Term Liabilities

Other long-term liabilities as of June 29, 2014 and June 30, 2013 were comprised of the following (in thousands):

	June 29, 2014	June 30, 2013
Income taxes payable	$3,218	$12,344
Deferred compensation	11,594	9,903
Other	4,997	2,283
Total other long-term liabilities	$19,809	$24,530

At June 29, 2014, the Company had $1.1 million of accrued asset retirement obligations, of which $0.7 million is included in “Other” in the table above, with the remainder in other accrued expenses related to future obligations for the closure of certain owned manufacturing facilities.

8. Accumulated Other Comprehensive Income (Loss)

The components of accumulated other comprehensive income (loss) as of June 29, 2014, June 30, 2013, and June 24, 2012 and were as follows (in thousands):

	June 29, 2014	June 30, 2013	June 24, 2012
Foreign currency translation adjustments	$5,336	$(22,267)	$(18,499)
Net unrealized gains (losses) on available-for-sale securities	11,640	464	(755)
Accumulated other comprehensive income (loss)	$16,976	$(21,803)	$(19,254)

The following table details the changes in the Company’s accumulated other comprehensive income (loss) balance for the fiscal years ended June 29, 2014 and June 30, 2013 (in thousands):

	Foreign Currency Translation Adjustments	Unrealized Gain (Loss) on Available-For-Sale Securities	Total
Balance at June 24, 2012	$(18,499)	$(755)	$(19,254)
Other comprehensive income (loss) before reclassifications	(3,768)	1,909	(1,859)
Amounts reclassified from accumulated other comprehensive income (loss)	—	(6)	(6)
Tax effects	—	(684)	(684)
Net other comprehensive income (loss)	(3,768)	1,219	(2,549)
Balance at June 30, 2013	(22,267)	464	(21,803)
Other comprehensive income before reclassifications	27,603	11,212	38,815
Amounts reclassified from accumulated other comprehensive income (loss)	—	(36)	(36)
Tax effects	—	—	—
Net other comprehensive income	27,603	11,176	38,779
Balance at June 29, 2014	$5,336	$11,640	$16,976

INTERNATIONAL RECTIFIER CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

8. Accumulated Other Comprehensive Income (Loss) (Continued)

The amounts reclassified out of accumulated other comprehensive income (loss) into the consolidated statements of operations, with presentation location, were as follows:

		Fiscal Year Ended
	Location	June 29, 2014	June 30, 2013	June 24, 2012
Unrealized gain (loss) on available-for-sale securities	Interest income, net	36	6	203

9. Stock‑Based Compensation and Employee Benefit Plans

Stock Incentive Plans

The Company makes stock based incentive awards (“Equity Awards”) and issues shares in connection with those awards under the Company’s stock incentive plans.

For the fiscal years ended June 29, 2014, June 30, 2013, and June 24, 2012, Equity Awards were granted under the Company’s 2011 Performance Incentive Plan (the “2011 Plan”), and Equity Awards remained outstanding under the 2011 Plan at the end of each of those fiscal years. At the end of those fiscal years, Equity Awards also remained outstanding under the Company’s prior Amended and Restated 2000 Incentive Plan (the "2000 Plan"), and the Company's prior 1997 Employee Stock Incentive Plan (“1997 Plan”).

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

Directors, officers and employees of the Company, and certain consultants to the Company, are eligible to receive Equity Awards under the 2011 Plan. As of June 29, 2014, approximately 4,275,927 shares were available for Equity Award purposes under the 2011 Plan.  The 2011 Plan has rules which determine the number of shares that apply for share limits depending whether the awards are “full value awards.” Each share issued for a “full-value award” is counted against the share limit under the 2011 Plan as 1.50 shares for every one share actually issued in connection with the award.  For this purpose, a “full-value award” means any award other than a stock option or stock appreciation right.

Stock Options

During the fiscal year ended June 29, 2014, the Company granted stock options to Company employees under the 2011 Plan. Subject to the terms and conditions of the 2011 Plan and applicable award documentation, those awards generally vest and become exercisable in equal installments over each of the first three anniversaries of the date of grant, and expire after five years.

INTERNATIONAL RECTIFIER CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

9. Stock‑Based Compensation and Employee Benefit Plans (Continued)

The following table summarizes the stock option activity for the fiscal years ended June 29, 2014, June 30, 2013, and June 24, 2012 (in thousands, except per share price data):

	Stock Option Shares	Weighted Average Option Exercise Price per Share	Weighted Average Grant Date Fair Value per Share	Aggregate Intrinsic Value
Outstanding, June 26, 2011	2,992	$21.30		$22,154
Granted	51	$21.76	$6.82
Exercised	(225)	$14.54		$1,481
Expired or forfeited	(774)	$35.29
Outstanding, June 24, 2012	2,044	$16.76		$7,031
Granted	115	$19.96	$5.58
Exercised	(929)	$16.66		$3,678
Expired or forfeited	(43)	$18.71
Outstanding, June 30, 2013	1,187	$17.08		$4,978
Granted	16	$24.90	$6.72
Exercised	(886)	$15.97		$7,702
Expired or forfeited	(43)	$14.90
Outstanding, June 29, 2014	274	$21.47		$1,852

For the fiscal years ended June 29, 2014, June 30, 2013, and June 24, 2012, the Company received proceeds of $14.1 million, $15.5 million and $3.3 million, respectively, as a result of the exercise of stock options issued under its stock based compensation plans. The tax benefit realized for the tax deductions from stock-based awards was $0.2 million, $0.0 million and $1.7 million for fiscal years ended June 29, 2014, June 30, 2013, and June 24, 2012, respectively.

The following table summarizes the stock options outstanding at June 29, 2014, and the related weighted average price and life information (in thousands, except year and price data):

	June 29, 2014
	Outstanding				Exercisable
Range of Exercise Price per Share	Number Outstanding	Weighted Average Remaining Life (Years)	Weighted Average Exercise Price	Aggregate Intrinsic Value	Number Exercisable	Weighted Average Remaining Life (Years)	Weighted Average Exercise Price	Aggregate Intrinsic Value
$15.82 to $19.19	92	0.62	$18.66		88	0.47	$18.72
$20.15 to $22.72	141	3.23	$20.70		60	2.99	$21.00
$24.39 to $32.07	17	3.99	$25.80		3	1.50	$28.93
$32.20 to $34.27	24	0.42	$33.88		24	0.42	$33.88
	274	2.15	$21.47	$1,852	175	1.35	$21.77	$1,186

RSU Awards

During the fiscal year ended June 29, 2014, the Company granted 1,105,259 RSUs to employees and 43,704 RSUs to members of the Board, in each case under the 2011 Plan. The RSUs provided for vesting over a period of service, subject to the terms and conditions of their respective plans and applicable award documentation. For the RSU awards made to employees, the vesting of awards generally takes place in equal installments over each of the first three anniversaries of the date of grant. The RSU awards made to members of the Board were made as part of the Board’s annual director compensation program, under which the vesting of RSU awards takes place generally on the first anniversary of the date of grant.

INTERNATIONAL RECTIFIER CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

9. Stock‑Based Compensation and Employee Benefit Plans (Continued)

In the fourth quarter of fiscal year 2014, the Company granted RSUs with market-based vesting criteria representing up to 495,081 shares to executives and certain key employees pursuant to the 2011 Plan. These market-based RSU awards could potentially vest in any or each of the three consecutive quarters beginning with the final quarter of fiscal year 2017. The actual number of awards that will ultimately vest in each of the three quarters is based on the average closing price of the Company's common stock for that quarter, and in no event can the total number of shares vested in all three quarters exceed the total number of shares designated in the market-based RSU awards granted. Any of these awards that remain unvested as of the end of the second quarter of fiscal year 2018 will be forfeited. The fair value of these awards was estimated using the Monte Carlo Simulation method which takes into account the probability that the market conditions of these awards will be achieved. Compensation costs related to awards with a market-based condition are recognized regardless of whether the market conditions are satisfied, provided that the requisite service has been provided.

The following table summarizes the RSU activity for the fiscal years ended June 29, 2014, June 30, 2013, and June 24, 2012 (in thousands, except per share price data):

	Restricted Stock Units	Weighted Average Grant Date Fair Value Per Share	Aggregate Intrinsic Value
Outstanding, June 26, 2011	2,051	$21.22	$53,501
Granted	1,518	$19.80
Vested	(560)	$22.49	$12,821
Expired or forfeited	(104)	$23.84
Outstanding, June 24, 2012	2,905	$21.72	$57,932
Granted	1,928	$20.77
Vested	(804)	$21.80	$16,180
Expired or forfeited	(333)	$22.04
Outstanding, June 30, 2013	3,696	$21.31	$77,394
Granted	1,644	$24.36
Vested	(1,065)	$21.44	$28,644
Expired or forfeited	(450)	$15.22
Outstanding, June 29, 2014	3,825	$19.26	$105,791

The Company's stock-based compensation plan permits the reduction of a participant’s RSUs for purposes of settling a participant’s income tax withholding obligation. During the fiscal years ended June 29, 2014, June 30, 2013 and June 24, 2012, the Company withheld RSUs representing 348,502 shares, 268,677 shares, and 185,701 shares, respectively, to fund participant income tax withholding obligations.

During fiscal year 2011, the Company granted RSU awards with performance (non-market-based) vesting criteria to executives and certain key employees pursuant to the 2000 Plan.  Under the terms of the awards, vesting took place upon the achievement of certain specified performance goals, and otherwise subject to the terms and conditions of the 2000 Plan and applicable award documentation.  During the fiscal year ended June 24, 2012, the Company recorded a net credit of $1.3 million to stock compensation expense relating to these awards, based on the determination that the achievement of certain of the performance goals that the Company in the prior year had determined were probable within the time established for the awards, were no longer considered probable as of the end of fiscal year 2012. After the effect of such credit, the Company recognized $1.1 million of credit for these awards during fiscal year 2012 based on actual achievement or the determination that the achievement of certain of the performance goals was probable within the time established for the awards. Those RSU awards terminated following the close of the 2012 fiscal year.

INTERNATIONAL RECTIFIER CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

9. Stock‑Based Compensation and Employee Benefit Plans (Continued)

Additional information

Additional information relating to the Company’s stock based compensation plans, including employee stock options and RSUs (including RSUs with performance-based and market-based vesting criteria) at June 29, 2014, June 30, 2013, and June 24, 2012, is as follows (in thousands):

	June 29, 2014	June 30, 2013	June 24, 2012
Outstanding options exercisable	175	1,039	1,749
Options and RSUs available for grant	4,276	6,040	8,505
Total reserved common stock shares for equity awards	8,375	10,923	13,454

Forfeitures are estimated at the time of grant. Based on the Company’s historical exercise and termination data, a four percent forfeiture rate is assumed for the majority of the options and RSUs.

For the fiscal years ended June 29, 2014, June 30, 2013, and June 24, 2012, stock‑based compensation expense associated with the Company’s stock options and RSUs (including RSUs with performance and/or market-based vesting criteria) was as follows (in thousands):

	Fiscal Year Ended
	June 29, 2014	June 30, 2013	June 24, 2012
Cost of sales	$5,242	$4,393	$2,766
Selling, general and administrative expense	13,144	11,166	9,199
Research and development expense	8,108	6,001	4,176
Total stock‑based compensation expense	$26,494	$21,560	$16,141

The total unrecognized compensation expense for outstanding stock options and RSUs was $62.8 million as of June 29, 2014. The weighted average number of years to recognize the total compensation expense for stock options and RSUs are 1.52 and 2.33, respectively. As of June 29, 2014, the Company had no RSUs with performance (non-market) based vesting conditions outstanding.

The fair value of the stock options associated with the above compensation expense for the fiscal years ended June 29, 2014, June 30, 2013, and June 24, 2012, respectively, was determined at the grant date using the Black‑Scholes option pricing model with the following weighted average assumptions:

	2014	2013	2012
Expected life	3.5 years	3.5 years	3.5 years
Risk free interest rate	0.79%	0.39%	0.44%
Volatility	35.41%	37.56%	42.25%
Dividend yield	0.00%	0.00%	0.00%

The fair value of the market-based RSUs associated with the above compensation expense for the fiscal years ended June 29, 2014, June 30, 2013, and June 24, 2012, respectively, was determined at the grant date using the Monte Carlo Simulation method with the following weighted average assumptions:

	2014	2013	2012
Expected award life	3.5 years	2.7 years	3.0 years
Risk free interest rate	1.08%	0.66%	0.41%
Volatility	34.70%	36.62%	36.61%
Dividend yield	0.00%	0.00%	0.00%

INTERNATIONAL RECTIFIER CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

9. Stock‑Based Compensation and Employee Benefit Plans (Continued)

During fiscal year 2014, the Company estimated the expected term of options using historical exercise and forfeiture data. The risk-free interest rate is based on U.S. Treasury securities with maturities equal to the expected life of the option and market-based RSU. The Company uses the historical volatility of common stock for valuing its stock options and market-based RSUs. The Company believes that historical volatility is a better indicator of expected volatility than implied volatility because a sequential period of historical data at least equal to the expected term of options and stock awards is available, and there is currently no indication that future volatility is likely to differ from historical volatility.

Employee Stock Participation Plan

The Company’s amended 1984 Employee Stock Participation Plan (“Amended ESPP”), has been suspended since April 2007. Participation in the Amended ESPP has remained suspended through fiscal year 2014. No shares have been issued during the suspension of the Amended ESPP and 755,542 shares remained un-issued at June 29, 2014.

Deferred Compensation Plan

The Company has a deferred compensation plan which provides directors, executive management and other key employees with the ability to defer the receipt of compensation in order to accumulate retirement funds on a tax deferred basis. The Company does not make contributions to the deferred compensation plan or guarantee returns on the investments. Participant deferrals and investment gains and losses remain the Company’s assets and are subject to claims of general creditors. The assets and liabilities of the deferred compensation plan are recorded at fair value each reporting period with the changes in fair value recorded in other expense, net.

The following tables present the long-term liabilities and the related assets measured at fair value on a recurring basis as of June 29, 2014 and June 30, 2013 (in thousands):

	June 29, 2014
	Total	Level 1	Level 2	Level 3
Employee deferred compensation plan liability	$9,844	$9,844	$—	$—
Assets of employee deferred compensation plan (reported in other assets)	10,534	10,534	—	—

	June 30, 2013
	Total	Level 1	Level 2	Level 3
Employee deferred compensation plan liability	$8,326	$8,326	$—	$—
Assets of employee deferred compensation plan (reported in other assets)	9,472	9,472	—	—

The Company recorded gross unrealized gains for the deferred compensation plan in other expense, net, of $0.2 million, $0.1 million and $0.3 million for fiscal years 2014, 2013 and 2012, respectively.

Employee Retirement Savings Plans

The Company sponsors a 401(k) plan which provides participating employees in the U.S. with an opportunity to accumulate funds for retirement. The Company’s contributions to the 401(k) plan were $2.5 million, $2.2 million, and $2.4 million for fiscal years 2014, 2013, and 2012, respectively.

The Company also contributes to defined contribution employee retirement savings plans for certain employees located in Europe and Asia. The Company's contributions to defined contribution retirement savings plans in Europe were $2.3 million, $1.8 million, and $1.9 million for fiscal years 2014, 2013, and 2012, respectively. The Company's contributions to defined contribution retirement savings plans in Asia were $0.1 million for each of the three fiscal years 2014, 2013, and 2012.

INTERNATIONAL RECTIFIER CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

10. Asset Impairment, Restructuring and Related Charges (Recoveries)

Asset impairment, restructuring and related charges reflect the impact of certain cost reduction programs and initiatives implemented by the Company. These programs and initiatives include the closing of facilities, the termination of employees and other related activities. Asset impairment, restructuring and related charges include program-specific exit costs, severance benefits pursuant to an ongoing benefit arrangement, and special termination benefits. Severance costs unrelated to the Company's restructuring initiatives are recorded as an element of cost of sales, research and development (“R&D”) or selling, general and administrative expense (“SG&A”), depending upon the classification and function of the employment position terminated. Restructuring costs are expensed during the period in which all requirements of recognition are met.

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

During the first quarter of fiscal year 2013, the Company announced a restructuring plan to modify its manufacturing strategy and lower operating expenses in order to align its cost structure with business conditions. As part of the plan, the Company has incurred and expects to further incur costs recorded in asset impairment, restructuring and related charges related primarily to the following:

•	Fiscal Year 2013 El Segundo Fabrication Facility Closure Initiative

•	Fiscal Year 2013 Newport Fabrication Facility Resizing Initiative

•	Fiscal Year 2013 Other Cost Reduction Activities Initiative (completed in fiscal year 2013)

The following tables summarize the total asset impairment, restructuring and related charges by initiative for fiscal years 2014 and 2013 (in thousands):

	Fiscal Year Ended
	June 29, 2014
	El Segundo Fabrication Facility Closure Initiative	Newport Fabrication Facility Resizing Initiative	Other Cost Reduction Activities Initiative	Total
Reported in asset impairment, restructuring and related charges:
Asset impairment	$—	$—	$—	$—
Severance and workforce reduction costs (recoveries)	(20)	141	—	121
Decommissioning costs	—	383	—	383
Relocation and re-qualification costs	4	5,130	—	5,134
Total asset impairment, restructuring and related charges	$(16)	$5,654	$—	$5,638

INTERNATIONAL RECTIFIER CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

10. Asset Impairment, Restructuring and Related Charges (Recoveries) (Continued)

	Fiscal Year Ended
	June 30, 2013
	El Segundo Fabrication Facility Closure Initiative	Newport Fabrication Facility Resizing Initiative	Other Cost Reduction Activities Initiative	Total
Reported in asset impairment, restructuring and related charges:
Asset impairment	$178	$675	$1,062	$1,915
Severance and workforce reduction costs	5,875	597	5,417	11,889
Decommissioning costs	—	79	—	79
Relocation and re-qualification costs	398	2,715	—	3,113
Total asset impairment, restructuring and related charges	$6,451	$4,066	$6,479	$16,996

In addition to the amounts in the tables above, $2.1 million and $2.0 million of other charges related to the restructuring initiatives were recorded in cost of sales during the fiscal years ended June 29, 2014 and June 30, 2013, respectively. These charges, which were for accelerated depreciation and inventory write-downs, are not classifiable as restructuring costs, and were therefore recorded in cost of sales.

The following table summarizes changes in the Company's restructuring related accruals related to its fiscal year 2013 initiatives for the fiscal years ended June 29, 2014 and June 30, 2013, which are included in accrued salaries, wages, and benefits on the balance sheet (in thousands):

	El Segundo Fabrication Facility Closure Initiative	Newport Fabrication Facility Resizing Initiative	Other Cost Reduction Activities Initiative	Total
Accrued severance and workforce reduction costs at June 24, 2012	$—	$—	$—	$—
Accrued during the period and charged to asset impairment, restructuring and related charges	5,875	597	5,417	11,889
Costs paid during the period	$(5,678)	$(597)	$(5,417)	$(11,692)
Accrued severance and workforce reduction costs June 30, 2013	197	—	—	197
Accrued (recovered) during the period and charged to asset impairment, restructuring and related charges	$(20)	$141	$—	$121
Costs paid during the period	(120)	(141)	—	(261)
Accrued severance and workforce reduction costs June 29, 2014	$57	$—	$—	$57

El Segundo Fabrication Facility Closure Initiative

During fiscal year 2013, the Company adopted a restructuring plan and closed its El Segundo wafer fabrication facility in the third quarter of fiscal year 2013. During the fiscal year ended June 29, 2014, the Company incurred de minimis asset impairment, restructuring and related charges. During the fiscal year ended June 30, 2013, the company incurred $6.5 million of asset impairment, restructuring and related charges. No further expenses are expected to be incurred related to this initiative.

In addition to the restructuring charges above, during the fiscal year ended June 30, 2013, the Company recorded $1.5 million of other charges related to the restructuring initiative in cost of sales. These other charges, which were for accelerated depreciation and inventory write-downs, are not classifiable as restructuring costs, and affected the ESP reporting segment. The Company recorded no such charges during the fiscal year ended June 29, 2014.

INTERNATIONAL RECTIFIER CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

10. Asset Impairment, Restructuring and Related Charges (Recoveries) (Continued)

During the fiscal years ended June 29, 2014 and June 30, 2013, cash payments for this initiative were $0.1 million and $6.1 million, respectively, and are estimated to be approximately $0.1 million in fiscal year 2015.

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

Newport, Wales Fabrication Facility Resizing Initiative

During fiscal year 2013, the Company adopted a restructuring plan to resize its wafer fabrication facility in Newport, Wales in several phases. The Company currently expects the resizing to be completed by the middle of calendar year 2015. During the fiscal years ended June 29, 2014 and June 30, 2013, the Company incurred $5.7 million and $4.1 million, respectively, of asset impairment, restructuring and related charges. In connection with the plan, the Company estimates total pre-tax costs of approximately $16.3 million. These consist of approximately $0.7 million of asset impairment costs, $2.6 million of severance and workforce reduction costs, $4.4 million of decommissioning costs, and $8.6 million of relocation and re-qualification costs. In addition to the restructuring charges above, during the fiscal years ended June 29, 2014 and June 30, 2013, the Company recorded $2.1 million and $0.5 million, respectively, of other charges related to the restructuring initiative in cost of sales. These other charges, which were for accelerated depreciation, are not classifiable as restructuring costs.

During the fiscal years ended June 29, 2014 and June 30, 2013, cash payments for this initiative were $5.7 million and $3.4 million, respectively, and are estimated to be approximately $6.6 million in fiscal year 2015.

Other Cost Reduction Activities Initiative (completed in fiscal year 2013)

During fiscal year 2013, the Company completed all actions for this initiative to reduce (i) capacity at manufacturing facilities in Mexico, California, and Arizona, and (ii) administrative and research and development costs around the world. As part of the plan, the Company incurred $5.4 million of severance and workforce reduction costs in fiscal year 2013.  During the fiscal year ended June 30, 2013, severance and workforce reduction costs included $3.0 million related to manufacturing functions, $1.1 million for general and administrative functions, and $1.3 million for research and development functions.

As part of these efforts, during the fiscal year ended June 30, 2013, the Company also incurred $1.1 million of asset impairment costs for the planned disposition of certain manufacturing equipment related to its manufacturing facility in Mexico. During the fiscal year ended June 30, 2013, cash payments for this initiative were $5.4 million.

11. Segment Information

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

INTERNATIONAL RECTIFIER CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

11. Segment Information (Continued)

Automotive Products (“AP”) - The AP segment provides high performance and energy saving solutions for a broad variety of automotive systems, ranging from typical 12V power net applications up to 1200V hybrid electric vehicle applications. The Company's automotive expertise includes supplying products for various automotive applications including AC and DC motor drives of all power classes, actuator drivers, automotive lighting (such as high intensity discharge lamps), direct fuel injection for diesel and gasoline engines, hybrid electric vehicle power train and peripheral systems for micro, mild, full and plug-in hybrids for electric vehicles, as well as for body electronic systems like glow plugs, Positive Temperature Coefficient (“PTC”) heaters, electric power steering, fuel pumps, Heating Ventilation and Air Conditioning (“HVAC”) and rear wipers. The Company's automotive product designs are used in solutions, integrated circuits (“ASICs”) and standard parts (“ASSPs”) and generic high volume products for multiple original equipment manufacturer (“OEM”) platform usage. The AP segment's key products include HVICs, intelligent power switch ICs, power MOSFETs including DirectFET®, IGBTs, Diodes and advanced power modules.

Enterprise Power (“EP”) – The EP segment provides high performance analog and digital end-to-end power solutions for servers, storage, routers, switches, infrastructure equipment, graphic cards, and gaming consoles. IR offers a broad portfolio of power management system products that deliver benchmark power density, efficiency and performance. The EPBU segment's key products include CHiL digital PWM controllers, PowIRstagesTM, SupIRBuckTM, DirectFET® discretes, iPOWIR® voltage regulators, and Low voltage IC's. The large and growing server market has placed an emphasis and premium on digital control, telemetry, power density, efficiency and performance. The Company sees this trend increasing in other EP segment target applications. The Company offers a broad portfolio of digital and analog power management solutions that deliver benchmark power density, efficiency and performance. The EP segment's key products include our DirectFET® discrete products, CHiL digital PWM controllers, power monitoring products, XPhase®, SupIRBuckTM, iPOWIR® voltage regulators, Low voltage ICs, and PowIRstagesTM.

HiRel - The HiRel segment provides high-reliability power components and sub-assemblies designed to address power management requirements in mission critical applications including satellites and space exploration vehicles, military hardware, and other high reliability applications such as commercial aircraft, undersea telecommunications, and oil drilling in heavy industry, as well as products used in biomedical applications.  Our HiRel segment has a legacy of more than thirty years of experience in many of these applications, has developed strategic relationships with major system integrators worldwide and has the knowledge, technology and processes required to meet the requirements of customers in the high-reliability markets.  The HiRel segment's key products include our RAD-Hard discretes, RAD-Hard ICs, power management modules, DC-DC converters, High Temperature converters, and Energy Storage Systems.

Intellectual Property (“IP”) - The IP segment includes revenues from the sale of the Company’s technologies and manufacturing process know-how, in addition to the operating results of the Company’s patent licensing and settlements of claims brought against third parties. The Company continues, from time to time, to seek opportunistic licensing arrangements that it believes are consistent with its business strategy.

The Company does not allocate assets, sales and marketing, information systems, finance and administrative costs and asset impairment, restructuring and related charges to the operating segments, as these are not meaningful statistics to the Chief Executive Officer ("CEO") in making resource allocation decisions or in evaluating performance of the operating segments. Because operating segments are generally defined by the products they design and sell, they do not make sales to each other.

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

INTERNATIONAL RECTIFIER CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

11. Segment Information (Continued)

For the fiscal years ended June 29, 2014, June 30, 2013 and June 24, 2012, revenues and gross margin by reportable segments were as follows (in thousands, except percentages):

	June 29, 2014			June 30, 2013			June 24, 2012
Business Segment	Revenues	Percentage of Total	Gross Margin	Revenues	Percentage of Total	Gross Margin	Revenues	Percentage of Total	Gross Margin
PMD	$411,967	37.2%	31.4%	$367,762	37.6%	21.7%	$367,913	35.0%	22.8%
ESP	209,450	18.9	31.1	176,386	18.1	15.3	243,340	23.2	34.9
AP	149,646	13.5	29.5	124,695	12.8	17.7	113,353	10.8	22.3
EP	133,947	12.1	41.1	116,302	11.9	32.5	132,164	12.6	34.7
HiRel	200,412	18.1	52.0	188,831	19.3	46.7	192,229	18.3	51.2
Customer segments total	1,105,422	99.9	36.0	973,976	99.7	26.2	1,048,999	99.8	32.3
IP	1,149	0.1	100.0	3,059	0.3	78.4	1,589	0.2	100.0
Consolidated total	$1,106,571	100.0%	36.1%	$977,035	100.0%	26.3%	$1,050,588	100.0%	32.4%

Geographic information for the fiscal years ended June 29, 2014, June 30, 2013 and June 24, 2012 is presented below (in thousands):

	Fiscal Year Ended
	June 29, 2014	June 30, 2013	June 24, 2012
Revenues from Unaffiliated Customers
United States	$251,810	$229,092	$231,497
Asia	646,102	562,886	613,706
Europe	207,510	181,998	203,796
Subtotal	1,105,422	973,976	1,048,999
Royalties (unallocated)	1,149	3,059	1,589
Total	$1,106,571	$977,035	$1,050,588
Long-lived Assets
United States	$200,653	$239,240	$268,664
Asia	101,794	95,564	79,249
Europe	133,294	147,622	178,294
Total	$435,741	$482,426	$526,207

Revenues from unaffiliated customers are based on the location in which the sale originated. Long-lived assets include all long-term assets excluding long-term investments, restricted cash, long-term deferred income taxes, goodwill and acquisition‑related intangibles.

During the fiscal year ended June 29, 2014, June 30, 2013, and June 24, 2012, sales to two of the Company’s distribution customers, Weikeng International and Arrow Electronics, were approximately 14.3 percent and 10.7 percent, respectively, 12.8 percent and 10.4 percent, respectively, and 12.2 percent and 10.9 percent, respectively, of consolidated revenues.

INTERNATIONAL RECTIFIER CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

12. Income Taxes

Income (loss) before income taxes is as follows (in thousands):

	Fiscal Year Ended
	June 29, 2014	June 30, 2013	June 24, 2012
Domestic	$32,255	$(105,575)	$(88,430)
Foreign	38,731	28,745	16,623
Total income (loss) before income taxes	$70,986	$(76,830)	$(71,807)

The provision for (benefit from) income taxes is as follows (in thousands):

	Fiscal Year Ended
	June 29, 2014	June 30, 2013	June 24, 2012
Current income taxes:
Domestic	$5,118	$1,735	$5,971
Foreign	(203)	(1,129)	2,455
	$4,915	$606	$8,426
Deferred income taxes:
Domestic	$1,150	$352	$5,728
Foreign	6,188	11,032	(30,911)
	7,338	11,384	(25,183)
Total provision (benefit)	$12,253	$11,990	$(16,757)

The tax benefit from stock-based compensation reduced current or future income taxes payable for the fiscal years ended June 29, 2014, June 30, 2013, and June 24, 2012 by $0.2 million, $0.0 million, and $1.7 million, respectively.

The Company’s effective tax rate on pretax income (loss) differs from the U.S. federal statutory tax rate as follows:

	Fiscal Year Ended
	June 29, 2014	June 30, 2013	June 24, 2012
Statutory tax rate	35.0%	(35.0)%	(35.0)%
State taxes, net of federal benefit	0.4	(0.1)	14.6
Change in valuation allowance	(25.5)	58.2	(38.9)
Multijurisdictional taxation *	4.6	(8.4)	(1.5)
Actual and deemed foreign dividends	7.2	2.7	3.7
Foreign tax credit	(5.2)	(4.8)	(7.0)
Research and development credit	1.4	(8.0)	(2.6)
Uncertain tax positions	(12.6)	(6.6)	3.7
Tax rate changes	6.1	9.7	0.7
Withholding tax	3.7	4.3	6.7
Stock based compensation	0.9	2.4	2.5
Goodwill impairment	—	—	30.1
Other, net	1.3	1.2	(0.3)
Effective tax rate (benefit)	17.3%	15.6%	(23.3)%

*    Provision for income taxes related to multijurisdictional taxation for the fiscal year ended June 29, 2014 included an expense of $2.9 million for the correction of an immaterial prior period error related to a deferred tax charge.

INTERNATIONAL RECTIFIER CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

12. Income Taxes (Continued)

Net Deferred Tax Assets (Liabilities)

The major components of the net deferred tax assets (liabilities) as of June 29, 2014 and June 30, 2013 were as follows (in thousands):

	June 29, 2014	June 30, 2013
Deferred tax assets:
Accrued expenses	$13,857	$13,514
Accrued compensation	17,187	18,011
Property, plant and equipment	5,104	8,499
Losses carryforward	76,045	108,921
Research and experimental credits	50,385	51,015
Other tax credits	40,719	36,745
Other	740	636
Total deferred tax assets	204,037	237,341
Valuation allowance	(167,428)	(204,233)
Deferred tax liabilities:
Unrealized gain on securities	(7,122)	(2,992)
Prepaid expenses	(899)	(1,347)
Undistributed foreign earnings	(3,425)	—
Total deferred tax liabilities	(11,446)	(4,339)
Net deferred tax assets	$25,163	$28,769

Realization of deferred tax assets is dependent upon generating sufficient future taxable income, carryback of losses, offsetting deferred tax liabilities, and the availability of tax planning strategies. Based on the consideration of all available evidence using a “more-likely-than-not” standard, the Company has determined that the valuation allowance established against its United States ("U.S.") federal and California deferred tax assets should remain in place as of the end of fiscal year 2014. The valuation allowance for U.S. federal tax assets relates to beginning of the year balances of reserves that were established during fiscal year 2009. In addition, the Company determined during fiscal year 2012 that its California deferred tax assets should be fully reserved with a valuation allowance.

With respect to the U.S. valuation allowance, cumulative pre-tax losses for the current and prior two years in the Company's U.S. federal consolidated group constitute significant negative evidence, and therefore, positive evidence of equal or greater significance is needed at a minimum to overcome that negative evidence before a tax benefit is recognized for deductible temporary differences and loss carryforwards. The Company examined the four sources of income that allow the realization of deferred tax assets. These sources are carrybacks, reversals of existing temporary differences, tax planning strategies, and future taxable income exclusive of reversals of existing temporary differences. As of fiscal year 2014, the Company determined that none of the sources of income were meaningful enough to warrant the release of the U.S. federal and state valuation allowance.

The Company's fiscal years' 2009, 2012, and 2013 California pretax losses constitute negative evidence, which resulted in recording a $10.3 million valuation allowance in 2012 against all of the Company's California deferred tax assets. The pattern of losses for California makes the reliance on forecasted earnings a source of income which should not be used, and the carryback of losses is not permitted in California. Based upon this analysis, the Company concluded that a full valuation allowance was required in fiscal year 2014.

INTERNATIONAL RECTIFIER CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

12. Income Taxes (Continued)

During fiscal year 2011, the Company recorded a deferred charge of $14.6 million in connection with the reduction of its deferred tax assets in the U.K. which is offset by the associated valuation allowance, and both balances were reduced by $0.8 million. As of June 29, 2014, as a result of the amortization of the deferred charge reported during the fiscal year, the charge and the related valuation allowance were reduced to $5.0 million and $2.2 million, respectively.

During the third quarter of fiscal year 2012, the Company recorded a deferred charge of $16.5 million and valuation allowance of $13.4 million related to certain intercompany transactions which reduced its deferred tax assets and associated valuation allowance in the U.S. by $3.1 million. As of June 29, 2014, as a result of the amortization of the deferred charge reported during the fiscal year, the charge and the related valuation allowance were reduced to $10.2 million and $8.3 million, respectively.

Statutory Rate Reduction in U.K.

During the three months ended September 23, 2012, the statutory tax rate in the U.K. was reduced from 24 percent to 23 percent, effective April 1, 2013. The Company reported a $3.2 million one-time expense due to the rate reduction on the deferred tax assets in the U.K. as a discrete item in the provision for income taxes. On July 17, 2013, the U.K. enacted the Finance Act of 2013 that further reduced tax rates from 23 percent to 21 percent in April 2014, and eventually to 20 percent in April 2015. The Company reported a $4.2 million one-time expense due to the rate reduction on the deferred tax assets in the U.K. as a discrete item in the provision for income taxes during Q1 of 2014.

Singapore Tax Holiday

During fiscal year 2011, the Company was granted certain incentives by the Singapore Economic Development Board. As a result, the Company started to operate under a tax holiday in Singapore, effective from December 27, 2010 through December 26, 2020. The tax holiday was amended in the fourth fiscal quarter of 2013, resulting in an extension of the incentive through December 26, 2022. The tax holiday is conditional upon the Company meeting certain employment and investment thresholds. The impact of the Singapore tax holiday provided no benefit in the 2012, 2013 and 2014 fiscal years.

The Company operated in multiple foreign jurisdictions with lower statutory tax rates than the U.S., and its operation in Singapore has the most significant impact on the Company's effective tax rate.

Reconciliation of Unrecognized Tax Benefits

A reconciliation of unrecognized tax benefits from June 24, 2012 to June 29, 2014 is as follows (in thousands):

Beginning balances at June 24, 2012	$48,876
Increases for positions taken in current year	2,262
Increases for positions taken in a prior year	2,395
Decreases for positions taken in a current year	—
Decreases for positions taken in a prior year	(3,953)
Decreases for settlements with taxing authorities	—
Decreases for lapses in the applicable statute of limitation	(4,895)
Unrecognized tax benefits at June 30, 2013	44,685

Increases for positions taken in current year	1,760
Increases for positions taken in a prior year	4,069
Decreases for positions taken in a current year	(212)
Decreases for positions taken in a prior year	(1,532)
Decreases for settlements with taxing authorities	(552)
Decreases for lapses in the applicable statute of limitation	(6,479)
Unrecognized tax benefits at June 29, 2014	$41,739

INTERNATIONAL RECTIFIER CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

12. Income Taxes (Continued)

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

As of June 29, 2014, the liability for income tax associated with uncertain tax positions was $3.2 million. If recognized, the liability associated with uncertain tax positions would result in a benefit to income taxes on the consolidated statement of operations which would reduce the Company's future effective tax rate.  For fiscal year 2014, $9.1 million of the decrease to uncertain tax positions impacted the effective tax rate. The remaining change in the uncertain tax positions was recorded against long-term deferred tax assets that receive a full valuation allowance and foreign currency translation adjustments.

The Company's policy is to recognize interest and penalties related to uncertain tax positions as a component of income tax expense. The Company had accrued interest and penalties related to uncertain tax positions as of June 29, 2014 and June 30, 2013 of $1.2 million and $3.9 million, respectively. The change in interest and penalties during fiscal year 2014 of $2.7 million was primarily the result of lapses in the statutes of limitation offset by the accrual of additional interest. The decrease in interest and penalties of $0.5 million during fiscal year 2013 was primarily the result of lapses in the statutes of limitation and accrual of interest related to outstanding uncertain tax positions.

The Company’s uncertain tax positions are expected to decrease by an estimated $0.8 million during the next twelve months primarily due to a significant decrease from lapses of statutes of limitation in certain foreign tax jurisdictions partially offset by increases in uncertain tax positions in certain domestic and foreign tax jurisdictions.

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

Tax Jurisdiction

The Company's major tax jurisdictions are U.S. Federal, California, Japan, United Kingdom, Singapore, Germany, Hong Kong and Mexico. In the ordinary course of business, the Company is subject to examination by taxing authorities. As of June 30, 2013, the Company is no longer subject to: (i) U.S. federal income tax examinations for years before the fiscal year ended June 28, 2009; (ii) California income tax examinations before the fiscal year ended June 29, 2008, subject to fiscal years 2000 through 2005 being currently under appeal and being subject to reopening for examination by the Franchise Tax Board; (iii) Japan income tax examinations before the fiscal year ended July 1, 2009; (iv) United Kingdom before the fiscal year ended June 24, 2013; (v) Germany tax examinations before the fiscal year ended June 27, 2010; (vi) Singapore tax examination before fiscal year 2011; (vii) Mexico tax examination for the assessment year ended December 31, 2009; and (viii) Hong Kong profits tax examinations before the assessment year ended March 31, 2010.

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

Operating Loss Carryforwards and Tax Credits

The Company has federal, state and foreign net operating loss carryforwards. The federal net operating loss of $127.7 million will expire in 2029 through 2033, and the California net operating loss of $118.2 million will expire in 2015 through 2033. The foreign net operating losses of $33.3 million have no expiration. The Company has foreign tax credits of $62.7 million that will expire from 2019 through 2024. The Company also has federal research credits of $23.3 million that will expire in 2026 through 2033, California research credits of $41.5 million that have no expiration, Massachusetts research credits of $1.2 million that will expire in 2023 through 2029, and Massachusetts investment tax credits of $0.4 million that will expire in 2023 through 2029.

INTERNATIONAL RECTIFIER CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

12. Income Taxes (Continued)

Pursuant to Sections 382 and 383 of the U.S. Internal Revenue Code, the utilization of operating loss carryforward and other tax attributes may be subject to limitations if certain ownership changes occur during a three-year testing period. The Company does not believe an ownership change has occurred as of June 29, 2014 that would limit the Company's utilization of any operating loss carryforward or other tax attributes.

Undistributed Earnings

As of June 29, 2014, U.S. income taxes have been provided on approximately $9.3 million of undistributed earnings of foreign subsidiaries. The amount represents excess cash held by foreign subsidiaries not required for working capital, capital expenditures and other needs of the foreign subsidiaries. The remaining unrepatriated foreign earnings of $118.1 million are considered to be invested indefinitely.

13. Net Income (Loss) per Common Share

The table below provides a computation of basic and diluted earnings per share for the fiscal years ended June 29, 2014, June 30, 2013 and June 24, 2012 (in thousands, except per share amounts):

	Fiscal Year Ended
	June 29, 2014	June 30, 2013	June 24, 2012
Net income (loss)	$58,733	$(88,820)	$(55,050)
Net income (loss) per common share - basic
Basic weighted average common shares outstanding	71,108	69,385	69,270
Basic net income (loss) per common share	$0.83	$(1.28)	$(0.79)
Net income (loss) per common share - diluted
Basic weighted average common shares outstanding	71,108	69,385	69,270
Effect of dilutive securities – stock options and RSU’s	1,441	—	—
Diluted weighted average common shares outstanding	72,549	69,385	69,270
Diluted net income (loss) per common share	$0.81	$(1.28)	$(0.79)

For the fiscal years ended June 29, 2014, June 30, 2013, and June 24, 2012, 0.0 million, 0.9 million, and 0.6 million of common stock equivalents were anti-dilutive and were not included in the computation of diluted earnings per share for these periods, respectively. In addition, for the fiscal years ended June 29, 2014, June 30, 2013, and June 24, 2012, 0.7 million, 1.2 million, and 0.8 million, respectively, of contingently issuable RSUs for which all necessary conditions had not been met were not included in the computation of diluted earnings per share.

14. Commitments and Contingencies

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

The Company has entered into several operating lease agreements, some of which contain provisions for future rent increases, rent free periods, or periods in which rent payments are reduced (abated). For each lease, the total amount of rental payments due over the lease term is being charged to rent expense on a straight-line method over the term of the lease. The difference between rent expense recorded and the amount paid is credited or charged to “accrued rent expense,” which is included in “Other current liabilities” in the accompanying consolidated balance sheet.

INTERNATIONAL RECTIFIER CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

14. Commitments and Contingencies (Continued)

Total rental expense on all operating leases totaled $11.8 million, $11.6 million, and $11.2 million for the fiscal years ended June 29, 2014, June 30, 2013, and June 24, 2012, respectively. The Company had outstanding purchase commitments for capital expenditures of approximately $15.7 million at June 29, 2014. The Company had no material capital lease obligations as of June 29, 2014.

As of June 29, 2014, minimum rental commitments by period under operating leases are as follows (in thousands):

		Fiscal Year
	Total	2015	2016	2017	2018	2019	2020 and thereafter
Minimum fixed rentals	$49,320	$12,393	$10,170	$7,021	$6,240	$5,988	$7,508

During fiscal year 2012, the Company entered into an amended foundry services agreement with one of its contract manufacturers for wafer fabrication, under which the Company is entitled to purchase silicon wafers through December 31, 2017.  Under the terms of the agreement, the Company advanced funds of $1.5 million against future processing charges.  The advance payment is recoverable in the form of a fixed amount per wafer purchased.  Any portion of the advance not recovered as of December 31, 2017 will be forfeited.  As of June 29, 2014, the Company believes that the $1.2 million outstanding balance of the advance will be recovered.

15. Environmental Matters

General. Federal, state, local and foreign laws and regulations impose various restrictions and controls on the storage, use and discharge of certain materials, chemicals and gases used in semiconductor manufacturing processes, and on the operation of the Company's facilities and equipment. The Company believes it uses reasonable efforts to maintain a system of compliance and controls for these laws and regulations. Despite its efforts and controls, from time to time, issues may arise with respect to these matters. Additionally, under some of these laws and regulations, the Company could be held financially responsible for remedial measures if properties are contaminated or if waste is sent to a landfill or recycling facility that becomes contaminated. Also, the Company may be subject to common law claims if released substances damage or harm third parties. The Company cannot make assurances that changes in environmental laws and regulations will not require additional investments in capital equipment and the implementation of additional compliance programs in the future, which could have a material adverse effect on the Company's results of operations, financial position or cash flows, as could any failure by or violation of the Company to comply with any prior, current or future environmental laws and regulations.

Angeles Chemical Company, Inc. et al. v. Omega Chemical PRP Group, LLC et al. In November 2007, the Company was named as one of approximately 100 defendants in Angeles Chemical Company, Inc. et al. v. Omega Chemical PRP Group, LLC et al., No. EDCV07-1471 (TJH) (JWJx) (C.D. Cal.) (the "Angeles Case"). Angeles Chemical Company, Inc. and related entities ("Plaintiffs") own or operate a facility (the "Angeles Facility") down gradient of the Omega Chemical Superfund Site (the "Omega Site") in Whittier, California. Numerous parties, including the Company, allegedly disposed of wastes at the Omega Site. Plaintiffs claim that contaminants from the Omega Site migrated in groundwater from the Omega Site to the Angeles Facility, thereby causing damage to the Angeles Facility. In addition, they claim that the United States Environmental Protection Agency ("EPA") considers them to be responsible for the groundwater plume near the Angeles Facility, which Plaintiffs contend was caused by disposal activities at the Omega Site. Plaintiffs filed claims based on the Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA"), nuisance and trespass, and also seek declaratory relief. Plaintiffs seek to require the defendants to investigate and clean-up the contamination and to recover damages. The case has been stayed by the court pending the Environmental Protection Agency's completion of its remedial investigation. The Company previously entered into a settlement with other parties associated with the Omega Site pursuant to which the Company paid money in exchange for an agreement to defend and indemnify the Company with regard to certain environmental claims (the "Omega Indemnification"). The Company believes that much, if not all, of the risks associated with the Angeles Case should be covered by the Omega Indemnification, and otherwise intends to vigorously defend against all of the claims asserted by the various parties in respect of the property.

INTERNATIONAL RECTIFIER CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

15. Environmental Matters (Continued)

Rachelle Laboratories, Inc. Rachelle Laboratories, Inc. ("Rachelle"), a subsidiary of the Company that discontinued operations in 1986, was named a potentially responsible party ("PRP") in connection with the investigation by the EPA of the disposal of allegedly hazardous substances at a major superfund site in Monterey Park, California ("OII Site"). The Company has taken the position that none of the wastes generated by Rachelle were hazardous. Counsel for Rachelle received a letter dated August 2001 from the U.S. Department of Justice, directed to all or substantially all PRPs for the OII Site, offering to settle claims against such parties for all work performed through and including the final remedy for the OII Site. The offer required a payment from Rachelle in the amount of approximately $9.3 million in order to take advantage of the settlement. Rachelle did not accept the offer. The Company intends to vigorously defend against all of the claims asserted in respect of the property and the Company cannot determine at this time what, if any, further regulatory actions may be taken in the future in respect of Rachelle.

Other Environmental Matters. In addition to the foregoing, the Company has been either named as a potentially responsible party or made voluntary disclosures, as described below:

(i)In February 2012, the Company notified the California Department of Toxic Substances Control (“DTSC”) and local districts that the Company’s Temecula, California manufacturing facility previously shipped wastes for disposal offsite as non-hazardous wastes which may have contained fluoride levels considered to constitute hazardous waste under California regulations. The Company has received a notice of minor administrative violation from one of the local districts without the assessment of any penalty, but the Company has not as yet been contacted by all applicable regulatory authorities, including the DTSC;

(ii)In December 2010, the Company received notice from a property owner asserting that the Company was a potentially responsible party for the remediation of hazardous materials allegedly discovered by that owner at a property in El Segundo, California, formerly owned and leased by the Company.  The Company had also been contacted by the DTSC in connection with that 2010 notice.  In July 2012, the Company received notice from a subsequent owner of that property seeking reimbursement of investigation costs and increased construction costs allegedly resulting from the presence of hazardous materials at the property;

(iii)At around the time of the Company’s 2007 divestiture of the Company’s Power Control Systems business to Vishay Intertechnology, Inc., the Company advised appropriate governmental authorities of the discovery of certain chemical compounds in the groundwater underneath one of the Company's manufacturing plants in Italy that was subject to the sale. In 2010, in response to inquiries from the authority requiring a confirmation of intention to proceed with a plan of characterization in relation to the site, the Company restated its position that it had not committed to take further action. In October 2012, local authorities contacted the current site owner suggesting that additional groundwater testing should take place and that testing took place at the end of 2012. The Company has not been contacted by applicable authorities since that testing; and

(iv)In June 2001, the Company received a letter from a law firm representing UDT Sensors, Inc. ("UDT") relating to environmental contamination (chlorinated solvents such as trichlorethene) purportedly found in UDT's properties in Hawthorne, California. The letter alleges that the Company operated a manufacturing business at that location in the 1970's and/or 1980's and that it may have liability in connection with the claimed contamination.

The Company intends to defend vigorously each of the foregoing matters, and to the extent the matter involves regulatory agencies it is too early to assess what, if any, penalties may be asserted or actions taken in the future.

16. Litigation

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

INTERNATIONAL RECTIFIER CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

17. Quarterly Financial Data (Unaudited)

The following table sets forth a summary of the Company’s unaudited quarterly financial information for each of the four quarters in the fiscal year ended June 29, 2014 (in thousands, except per share data):

	Three Months Ended
	September 29, 2013	December 29, 2013	March 30, 2014	June 29, 2014
Revenues	$269,750	$269,965	$269,269	$297,587
Cost of sales	174,439	172,000	169,135	191,789
Gross profit	95,311	97,965	100,134	105,798

Selling, general and administrative expense	43,750	44,727	45,025	48,816
Research and development expense	32,173	32,786	32,710	33,179
Amortization of acquisition‑related intangible assets	1,630	1,630	1,605	1,555
Asset impairment, restructuring and related charges	1,402	1,015	1,624	1,597
Operating income	16,356	17,807	19,170	20,651
Other expense, net	762	1,510	451	251
Interest expense (income), net	(1)	7	28	(10)
Income before income taxes	15,595	16,290	18,691	20,410
Provision for (benefit from) income taxes *	6,872	(1,631)	(449)	7,461
Net income	$8,723	$17,921	$19,140	$12,949

Net income per common share:
Basic	$0.12	$0.25	$0.27	$0.18
Diluted	$0.12	$0.25	$0.26	$0.18
Weighted average common shares outstanding:
Basic	70,830	71,147	71,248	71,208
Diluted	71,664	72,163	72,728	72,874

*    For further information, see "Note 12: Income Taxes".

INTERNATIONAL RECTIFIER CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

17. Quarterly Financial Data (Unaudited) (Continued)

The following table sets forth a summary of the Company’s unaudited quarterly financial information for each of the four quarters in the fiscal year ended June 30, 2013 (in thousands, except per share data):

	Three Months Ended
	September 23, 2012	December 23, 2012	March 24, 2013	June 30, 2013
Revenues	$252,492	$223,822	$224,268	$276,453
Cost of sales	181,951	174,733	169,860	193,386
Gross profit	70,541	49,089	54,408	83,067

Selling, general and administrative expense	47,295	45,083	43,020	46,348
Research and development expense	33,449	32,125	28,876	32,643
Amortization of acquisition‑related intangible assets	1,680	1,680	1,663	1,630
Asset impairment, restructuring and related charges	8,966	4,941	880	2,209
Operating income (loss)	(20,849)	(34,740)	(20,031)	237
Other expense (income), net	1,008	411	(450)	421
Interest expense (income), net	(32)	(8)	64	33
Income (loss) before income taxes	(21,825)	(35,143)	(19,645)	(217)
Provision for (benefit from) income taxes	6,950	(2,421)	1,600	5,861
Net income (loss)	$(28,775)	$(32,722)	$(21,245)	$(6,078)

Net income (loss) per common share:
Basic	$(0.42)	$(0.47)	$(0.31)	$(0.09)
Diluted	$(0.42)	$(0.47)	$(0.31)	$(0.09)
Weighted average common shares outstanding:
Basic	69,283	69,144	69,273	69,785
Diluted	69,283	69,144	69,273	69,785

INTERNATIONAL RECTIFIER CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

18. Subsequent Events

On August 20, 2014, the Company entered into an agreement and plan of merger pursuant to which Infineon Technologies AG (“Infineon”) will acquire the Company (the "Merger"). If the Merger is consummated, each share of the Company's common stock issued and outstanding immediately prior to the Merger will be converted into the right to receive $40 in cash, without interest, on the terms and subject to the conditions set forth in the merger agreement.

The Company is subject to certain restrictions on our business activities under the merger agreement, such as limits on capital expenditures, loans and investments, that apply during the period from August 20, 2014 through the consummation of the Merger.

The completion of the Merger is subject to customary closing conditions, including approval of the merger agreement by a majority of the outstanding shares of the Company’s common stock, the absence of certain laws or orders that restrain, enjoin, or otherwise prohibit the merger, and receipt of certain regulatory approvals, including the expiration or early termination of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1974, as amended, receipt of certain foreign antitrust approvals, and clearance by the Committee on Foreign Investment in the United States.

The Company may terminate the merger agreement to enter into an agreement relating to an alternative acquisition proposal from a third party if the Board determines that such proposal is superior to the Merger, provided that the Company complies with the procedures in the merger agreement, including the obligation to pay Infineon a $70 million break-up fee. The merger agreement may also be terminated by Infineon if we take other specified actions which are inconsistent with supporting the Merger. In the event of a termination of the merger agreement in these instances, the Company may be required to pay Infineon a $70 million break-up fee.

In addition, if the merger agreement is terminated by either party due to a failure to close the Merger by January 20, 2015 (provided under certain circumstances such date may be extended to June 22, 2015) or because there is an order or law relating to antitrust matters which prohibits consummation of the Merger, and in each case all conditions to closing have been (or are capable of being) satisfied other than those relating to regulatory approvals under applicable antitrust laws, Infineon will be obligated to pay a $70 million reverse break-up fee to the Company.

The merger agreement also provides that upon termination of the merger agreement as a result of the failure of our stockholders to approve the merger agreement, the Company will reimburse Infineon $15 million in respect of its transaction related expenses.

Although there can be no assurance, the Company expects the acquisition to close late in the calendar year 2014 or early in the calendar year 2015 subject to regulatory approval.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) are designed to ensure that information required to be disclosed in reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and that such information is accumulated and communicated to our management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), to allow timely decisions regarding required disclosures.

Our management, under the supervision and with the participation of our CEO and CFO, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of June 29, 2014. Based upon this evaluation, our CEO and CFO concluded that, as of June 29, 2014, our disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

“Internal control over financial reporting” is a process designed by, or under the supervision of, our CEO and CFO, and effected by our board of directors, management, and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements for external purposes in accordance with generally accepted accounting principles.

During the fiscal quarter ended June 29, 2014 there were no changes in internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management's Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements for external purposes in accordance with generally accepted accounting principles.

Under the supervision and with the participation of our management, including our CEO and CFO, management conducted an assessment of our internal control over financial reporting as of June 29, 2014. In making this assessment, management used the criteria set forth in Internal Control-Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management has determined that the Company’s internal control over financial reporting, as of June 29, 2014, was effective.

Management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of June 29, 2014, has been audited by the Company’s independent register public accounting firm, as stated in their report appearing on page 100.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of International Rectifier Corporation and Subsidiaries

We have audited International Rectifier Corporation and Subsidiaries’ internal control over financial reporting as of June 29, 2014, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework) (the COSO criteria). International Rectifier Corporation and Subsidiaries’ management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, International Rectifier Corporation and Subsidiaries maintained, in all material respects, effective internal control over financial reporting as of June 29, 2014, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the 2014 consolidated financial statements of International Rectifier Corporation and Subsidiaries and our report dated August 20, 2014 expressed an unqualified opinion thereon.

     /s/ Ernst & Young LLP

Los Angeles, California
August 20, 2014

ITEM 9B. OTHER INFORMATION

None.

PART III

Certain information required by Part III is omitted from this Annual Report on Form 10-K and is incorporated herein by reference to the definitive proxy statement with respect to our 2014 Annual Meeting of Stockholders (the “Proxy Statement”), which we intend to file with the Securities and Exchange Commission no later than 120 days after the end of the fiscal year covered by this Report.

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

The Board has adopted a Code of Ethics that applies to all directors, officers and employees, including the Company’s principal executive officer, principal financial officer and principal accounting officer, as required by the SEC.  The Company’s Code of Ethics can be found on the Corporate Governance portion of the Investor Relations section of our website, http://www.irf.com and are also available at no charge upon written request to the Corporate Secretary, International Rectifier Corporation, 101 North Sepulveda Boulevard, El Segundo, CA 90245. We intend to satisfy the disclosure requirement under Item 5.05 of Form 8-K regarding an amendment to, or a waiver from, a provision of our Code of Ethics that applies to our principal executive officer, principal financial officer or principal accounting officer by posting such information within four business days of any such amendment or waiver on our website, http://www.irf.com — select the "Investor Relations" link and then the "Corporate Governance" link.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Securities Authorized for Issuance Under Equity Compensation Plans

The following table provides information as of June 29, 2014 about the Company’s Common Stock that may be issued to employees or members of the Company’s Board of Directors under the Company’s existing Equity Compensation Plans.

EQUITY COMPENSATION PLAN INFORMATION

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)		Weighted‑average exercise price of outstanding options, warrants and rights (b)		Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	4,098,080	(1)	$21.42	(2)	5,031,469	(3)
Equity compensation plans not approved by security holders	1,000	(4)	34.27		—
Total	4,099,080		$21.47		5,031,469

(1)
Of these shares, 145,498 and 127,877 were subject to options then outstanding under the International Rectifier Corporation 2011 Performance Incentive Plan (the “2011 Plan”), and the amended and restated 2000 Incentive Plan (“2000 Plan”), respectively, and 3,817,659 and 7,046 were subject to restricted stock unit awards then outstanding under the 2011 Plan and the 2000 Plan, respectively.

(2)	This weighted-average exercise price does not reflect the 3,824,705 shares that will be issued upon the payment of outstanding restricted stock units.

(3)
This figure consists of 4,275,927 shares available for future issuance under the 2011 Plan, and 755,542 shares available for issuance under the amended and restated 1984 Employee Stock Participation Plan (“ESPP”); however, participation in the ESPP has been suspended since April 2007.

(4)
This figure represents 1,000 options then outstanding under the 1997 Employee Stock Incentive Plan (the “1997 Plan”).  The 1997 Plan was originally approved by our Board of Directors on November 24, 1997 and expired on November 22, 2004.  No new awards are permitted under the 1997 Plan and, therefore, no shares remain available for grant under the plan.  However, options issued and outstanding under the plan remain exercisable in accordance with the plan terms.  None of the stock options that we granted under the plan are incentive stock options under Section 422 of the Internal Revenue Code and the term of each outstanding option granted under the plan does not exceed ten years from the date of its grant. There are no unvested restricted stock or restricted stock unit awards outstanding under the plan.

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Information required by this Item will appear in the Proxy Statement under the heading "Report of the Audit Committee," and the proposal for “Ratification of Appointment of Independent Registered Public Accounting Firm,” and the heading “Independent Registered Public Accounting Firm Fees,” which sections are incorporated herein by reference.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

a.	Financial Statements and Financial Statement Schedule being filed as part of this report are listed in the index on page 51.

b.	Exhibits filed as part of this report are listed on the Exhibit Index on page 109.

EXHIBIT INDEX

Incorporated By Reference:

Exhibit No.	Item	Document
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
Form 8-K/A, filed July 29, 2009, with the Securities Exchange Commission. (Exhibit 10.1)
10(tt)*	Form of Performance Based Restricted Stock Unit Award Agreement for Messrs. Khaykin and Barrow	Form 8-K, filed November 13, 2009, with the Securities Exchange Commission. (Exhibit 10.1)
10(uu)*	Form of Performance Based Restricted Stock Unit Award Agreement for Messrs. Daskal and Bixler	Form 8-K, filed November 13, 2009, with the Securities Exchange Commission. (Exhibit 10.2)
10(vv)*	Form of Performance Based Restricted Stock Unit Award Agreement for Alternative Performance Condition	Form 10-Q, dated February 3, 2010, filed with the Securities Exchange Commission. (Exhibit 10.3)
10(ww)*	Form of Performance Based Restricted Stock Unit Award Agreement for Double Performance Condition	Form 10-Q, dated February 3, 2010, filed with the Securities Exchange Commission. (Exhibit 10.4)
10(xx)*	Description of Compensation Arrangements for Independent Members of Board of Directors	Form 8-K, filed May 4, 2010, with the Securities Exchange Commission. (Item 1.1)
10(yy)*	Form of Consulting Agreement, effective August 18, 2010, between International Rectifier Corporation and Dr. Jack O. Vance	Form 8-K, filed August 24, 2010, with the Securities Exchange Commission. (Exhibit 10.1)
10(zz)*	Form of Non-Employee Director Restricted Stock Unit Agreement	Form 8-K, filed August 24, 2010, with the Securities Exchange Commission. (Exhibit 10.2)
10(aaa)*	Form of Employee Performance-Based Restricted Stock Unit Award Agreement	Form 8-K, filed July 13, 2010, with the Securities Exchange Commission. (Exhibit 10.1)
10(bbb)*	Form of Employee Restricted Stock Unit Award Agreement	Form 10-Q dated November 5, 2010 filed with the Securities and Exchange Commission (Exhibit 10.1)
10(ccc)*	Updated Form of Named Officer Retention Restricted Stock Unit Award Agreement	Form 8-K filed June 24, 2011, with the Securities Exchange Commission (Exhibit 10.1)
10(ddd)*	Updated Form of Performance Restricted Stock Unit Award Agreement	Form 8-K filed June 24, 2011, with the Securities Exchange Commission (Exhibit 10.2)
10(eee)*	Description of Named Officer Equity Award Program	Form 8-K, filed June 24, 2011, with the Securities Exchange Commission (Item 5.2(e))
10(fff)*	Description of Executive Officer Cash Incentive Program for Fiscal Year 2012	Form 8-K, filed July 26, 2011, with the Securities Exchange Commission (Item 5.2(e))
10(ggg)*	Description of Updated Compensation Arrangements for Independent Members of Board of Directors	Form 8-K, filed August 19, 2011, with the Securities Exchange Commission (Item 1.1)
10(hhh)*	Description of Executive Officer Cash Incentive Program for Fiscal Year 2012	Current Report on Form 8-K, filed July 26, 2011 with the Securities and Exchange Commission. (Item 5.2(e))
10(iii)*	Description of Updated Compensation Arrangements for Independent Members of Board of Directors	Current Report on Form 8-K, filed August 19, 2011 with the Securities and Exchange Commission. (Item 1.1)
10(jjj)*	Form of Updated June 2011 Named Officer and Extended Management Team Retention Restricted Stock Unit Award Agreement	Form 10-K, dated August 22, 2011, filed with the Securities Exchange Commission. (Exhibit 10.1)
10(kkk)*	Form of Updated June 2011 Non-Extended Management Team Retention Restricted Stock Unit Award Agreement	Form 10-K, dated August 22, 2011, filed with the Securities Exchange Commission. (Exhibit 10.2)
10(lll)*	Form of June 2011 Performance Restricted Stock Unit Award Agreement	Form 10-K, dated August 22, 2011, filed with the Securities Exchange Commission. (Exhibit 10.3)

10(mmm)*	Form of Updated August 2011 Non-Employee Director Restricted Stock Unit Award Agreement	Form 10-K, dated August 22, 2011, filed with the Securities Exchange Commission. (Exhibit 10.4)
10(nnn)*	Amendment to Relocation Benefits between International Rectifier Corporation and Ilan Daskal dated August 18, 2011	Form 10-K, dated August 22, 2011, filed with the Securities Exchange Commission. (Exhibit 10.5)
10(ooo)*	International Rectifier Corporation 2011 Performance Incentive Plan	Form 8-K, filed November 14, 2011, with the Securities Exchange Commission. (Exhibit 10.1)
10(ppp)*	Form of Stock Option Agreement (2011 Performance Incentive Plan) Effective November 11, 2011	Form 10-Q, dated February 3, 2012, filed with the Securities Exchange Commission. (Exhibit 10.2)
10(qqq)*	Form of Restricted Stock Unit Agreement – Extended Management Team Version (2011 Performance Incentive Plan) Effective November 11, 2011	Form 10-Q, dated February 3, 2012, filed with the Securities Exchange Commission. (Exhibit 10.3)
10(rrr)*	Form of Restricted Stock Unit Agreement – Non-Extended Management Team Version (2011 Performance Incentive Plan) Effective November 11, 2011	Form 10-Q, dated February 3, 2012, filed with the Securities Exchange Commission. (Exhibit 10.4)
10(sss)*	Form of Non-Employee Director Stock Option Agreement-2011 Performance Incentive Plan	Form 10-Q, dated May 3, 2012, filed with the Securities Exchange Commission May 4, 2012. (Exhibit 10.1)
10(ttt)*	Form of Non-Employee Director RSU Agreement-2011 Performance Incentive Plan	Form 10-Q, dated May 3, 2012, filed with the Securities Exchange Commission May 4, 2012. (Exhibit 10.2)
10(uuu)*	Description of Executive Officer Cash Incentive Program Performance Goals for Third and Fourth Quarter of Fiscal Year 2012	Current Report on Form 8-K, filed February 15, 2012 with the Securities and Exchange Commission. (Item 5.2(e))
10(vvv)*	Description of Executive Officer Cash Incentive Program for Fiscal Year 2013	Current Report on Form 8-K, filed June 27, 2012 with the Securities and Exchange Commission. (Item 5.2(e))
10(www)*	Form of Performance Restricted Stock Unit Agreement (2011 Performance Incentive Plan) Effective June 21, 2012	Current Report on Form 8-K, filed June 27, 2012 with the Securities and Exchange Commission. (Exhibit 10.1)
10(xxx)*	Letter Agreement, dated July 22, 2011, between International Rectifier Corporation and Adam White	Form 10-Q, dated November 1, 2012, filed with the Securities Exchange Commission November 2, 2012. (Exhibit 10.2)
10(yyy)*	Severance Agreement, dated September 11, 2008, between International Rectifier Corporation and Adam White	Form 10-Q, dated November 1, 2012, filed with the Securities Exchange Commission November 2, 2012. (Exhibit 10.3)
10(zzz)*	Amendment to Severance Agreement, dated December 26, 2008, between International Rectifier Corporation and Adam White	Form 10-Q, dated November 1, 2012, filed with the Securities Exchange Commission November 2, 2012. (Exhibit 10.4)
10(aaaa)*
Credit Agreement, dated as of October 25, 2012, among International Rectifier Corporation, the Lenders named therein, and Wells Fargo Bank, National Association, as Administrative Agent, Swing Line Lender and L/C Issuer, and Wells Fargo Securities, LLC, as Lead Arranger and Sale Bookrunner

Current Report on Form 8-K, filed August 23, 2012 with the Securities Exchange Commission. (Exhibit 10.1)
10(bbbb)*	Letter Agreement dated December 7, 2012, between International Rectifier Corporation and Gary Tanner	Current Report on Form 8-K, filed December 11, 2012 with the Securities and Exchange Commission. (Exhibit 10.1)
10(cccc)*	Change-in-Control Severance Agreement dated December 7, 2012 between International Rectifier Corporation and Gary Tanner	Current Report on Form 8-K, filed December 11, 2012 with the Securities and Exchange Commission. (Exhibit 10.2)
10(dddd)*
Amendment to Credit Agreement, dated as of March 25, 2013, among International Rectifier Corporation, the Lenders named therein, and Wells Fargo Bank, National Association, as Administrative Agent, Swing Line Lender and L/C Issuer, and Wells Fargo Securities, LLC, as Lead Arranger and Sale Bookrunner

Form 10-Q, dated April 29, 2013, filed with the Securities Exchange Commission April 30, 2013. (Exhibit 10.1)
10(eeee)*	Description of Executive Officer Cash Incentive Program Performance Goals for Third and Fourth Quarter of Fiscal Year 2013	Current Report on Form 8-K, filed February 7, 2013 with the Securities and Exchange Commission. (Item 5.2(e))
10(ffff)*	Description of Executive Officer Compensation	Current Report on Form 8-K, filed June 28, 2013 with the Securities and Exchange Commission. (Item 5.2(e))
10(iiii)*	Form of Restricted Stock Unit Agreement - Extended Management Team/Executive Officer Version (2011 Performance Incentive Plan) Effective June 27, 2013.	Annual Report on Form 10-K, filed August 20, 2013 with the Securities and Exchange Commission. (Exhibit 10.1)
10(jjjj)*	Form of Restricted Stock Unit Agreement - Non-Extended Management Team Version (2011 Performance Incentive Plan) Effective June 27, 2013.	Annual Report on Form 10-K, filed August 20, 2013 with the Securities and Exchange Commission. (Exhibit 10.2)
10(kkkk)*	Updated Form of Performance Restricted Stock Unit Agreement (2011 Performance Incentive Plan) Effective June 27, 2013.	Annual Report on Form 10-K, filed August 20, 2013 with the Securities and Exchange Commission. (Exhibit 10.3)
10(llll)*	Updated Form of Supplemental Performance Restricted Stock Unit Agreement (2011 Performance Incentive Plan) Effective June 27, 2013.	Annual Report on Form 10-K, filed August 20, 2013 with the Securities and Exchange Commission. (Exhibit 10.4)
10(mmmm)*	Description of Executive Officer Cash Incentive Program Performance Goals for Third and Fourth Quarter of Fiscal Year 2014	Current Report on Form 8-K, filed February 6, 2014 (Item 5.2(e))

10(nnnn)*	Form of Performance Stock Unit Award Agreement for Fiscal Year 2014	Current Report on Form 8-K, filed June 27, 2014 (Exhibit 10.1)
10(oooo)*	Description of Executive Officer Compensation	Current Report on Form 8-K, filed June 27, 2014 (Item 5.2(e))
14	Code of Ethics	Form 8-K, filed with the Securities and Exchange Commission on August 19, 2011. (Exhibit 14.1)

*	Denotes management contract or compensatory plan or arrangement.

Submitted Herewith:

See page 51 for an index of Financial Statements and Financial Statement Schedule being filed as part of this report.

10.1	Offer Letter Amendment, dated August 14, 2014 between International Rectifier Corporation and Ilan Daskal. *
10.2	Offer Letter Amendment, dated August 14, 2014 between International Rectifier Corporation and Michael Barrow. *
10.3	Offer Letter Amendment, dated August 14, 2014 between International Rectifier Corporation and Adam White. *
10.4	Severance Agreement, dated as of August 21, 2008, by and between International Rectifier Corporation and Michael Barrow. *
21	List of Subsidiaries
23.1	Consent of Independent Registered Public Accounting Firm
24	Power of Attorney
31.1	Certification Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, Adopted Pursuant to Section 302 of the Sarbanes‑Oxley Act of 2002
31.2	Certification Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, Adopted Pursuant to Section 302 of the Sarbanes‑Oxley Act of 2002
32.1	Certification Pursuant to 18 U.S.C. 1350, Adopted Pursuant to Section 906 of the Sarbanes‑Oxley Act of 2002
32.2	Certification Pursuant to 18 U.S.C. 1350, Adopted Pursuant to Section 906 of the Sarbanes‑Oxley Act of 2002
101.INS	XBRL Instance
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Extension Calculation
101.LAB	XBRL Extension Labels
101.PRE	XBRL Taxonomy Extension Presentation
101.DEF	XBRL Taxonomy Extension Definition

*	Denotes management contract or compensatory plan or arrangement

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INTERNATIONAL RECTIFIER CORPORATION (Registrant)
		By:	/s/ ILAN DASKAL
Date:	August 20, 2014		Ilan Daskal
Chief Financial Officer (Duly Authorized Officer and Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ RICHARD J. DAHL*	Chairman of the Board	August 20, 2014
Richard J. Dahl
/s/ OLEG KHAYKIN*	Director and Chief Executive Officer (Principal Executive Officer)	August 20, 2014
Oleg Khaykin
/s/ ROBERT ATTIYEH*	Director	August 20, 2014
Robert Attiyeh
/s/ MARY B. CRANSTON*	Director	August 20, 2014
Mary B. Cranston
/s/ DWIGHT W. DECKER*	Director	August 20, 2014
Dr. Dwight W. Decker
/s/ DIDIER HIRSCH*	Director	August 20, 2014
Didier Hirsch
/s/ THOMAS A. LACEY*	Director	August 20, 2014
Thomas A. Lacey
/s/ JAMES D. PLUMMER*	Director	August 20, 2014
James D. Plummer
/s/ BARBARA L. RAMBO*	Director	August 20, 2014
Barbara L. Rambo
/s/ ROCHUS E. VOGT*	Director	August 20, 2014
Rochus E. Vogt
*By: /s/ ILAN DASKAL		August 20, 2014
Ilan Daskal Attorney-in-fact

SCHEDULE II

INTERNATIONAL RECTIFIER CORPORATION AND SUBSIDIARIES
VALUATION AND QUALIFYING ACCOUNTS

For the Fiscal Years Ended June 29, 2014, June 30, 2013, and June 24, 2012
(In thousands)

	Balance at beginning of year	Additions (reductions) charged to costs and expenses(1)	Deductions (2)	Balance at end of year
2014
Accounts receivable allowance	$915	$690	$(1,253)	$352
Deferred income tax valuation allowance	204,233	—	(36,805)	167,428
2013
Accounts receivable allowance	$2,066	$179	$(1,330)	$915
Deferred income tax valuation allowance	161,517	42,716	—	204,233
2012
Accounts receivable allowance	$2,424	$1,606	$(1,964)	$2,066
Deferred income tax valuation allowance	182,563	83	(21,129)	161,517

(1)
Additions charged to costs and expenses relating to accounts receivable are net of reductions to estimated reserves; additions of deferred income tax valuation allowance relate to increased deferred tax assets.

(2)
Deductions relating to accounts receivable allowance include uncollectable accounts written-off, net of recoveries; deductions of deferred income tax valuation allowance relate to decreased deferred tax assets and release of valuation allowance.