Form 10-K/A
period 2014-06-29
INTERNATIONAL RECTIFIER CORP /DE/
filed 2014-10-24
CIK 316793

Use these links to rapidly review the document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
(Amendment No. 1)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒

          The aggregate market value of the registrant's voting common stock, par value $1.00 per share, held by non-affiliates as of the last business day of the registrant's most recently completed second fiscal quarter was $1,803,600,677 (computed using the closing price of a share of Common Stock on December 29, 2013, reported by the New York Stock Exchange).

          There were 71,639,017 shares of the registrant's common stock, par value $1.00 per share, outstanding on October 24, 2014.

EXPLANATORY NOTE

        This Amendment No. 1 on Form 10-K/A (the "Amendment") amends our Annual Report on Form 10-K for the fiscal year ended June 29, 2014, originally filed with the Securities and Exchange Commission ("SEC") on August 20, 2014 (the "Original Filing"). We are filing this Amendment to amend Part III of the Original Filing to include the information required by and not included in Part III of the Original Filing because we no longer intend to file our definitive proxy statement within 120 days of the end of our fiscal year ended June 29, 2014 as a result of the pending acquisition of our company by Infineon Technologies AG. Part IV is being amended solely to add as exhibits certain new certifications in accordance with Rule 13a-14(a) promulgated by the SEC under the Securities Exchange Act of 1934.

        Except as described above, no other changes have been made to the Original Filing. The Original Filing continues to speak as of the date of the Original Filing, and we have not updated the disclosures contained therein to reflect any events which occurred at a date subsequent to the filing of the Original Filing other than as expressly indicated in this Amendment. Accordingly, this Amendment should be read in conjunction with the Original Filing and our other filings made with the SEC on or subsequent to August 20, 2014.

PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Information Concerning Members of the Board of Directors ("Board")

Robert S. Attiyeh Age: 80 Board Service From: 2003	Mr. Attiyeh is a principal in the private real estate investment firm of Beacon Hill Properties LLC. Mr. Attiyeh was previously a principal in the private real estate firm of Yarlung LLC from 2002 to 2012. Mr. Attiyeh previously served pharmaceutical leader Amgen from 1994 to 1998 as Senior Vice President, Finance and Corporate Development, and as Chief Financial Officer. Prior to joining Amgen, Mr. Attiyeh was a director at McKinsey and Company from 1967 to 1994, where he was active in the Scandinavian, Japan and Los Angeles offices. From 1961 to 1967, Mr. Attiyeh worked at TRW Electronics in its semiconductor business where he was a business unit manager. He was a director of the Federal Reserve Bank of San Francisco from 1987-1992 and served as chairman of the bank's board audit committee from 1988-1992. Mr. Attiyeh served on the board of Myraid Genetics, Inc. of Salt Lake City, Utah from 2003-2009, where he was chairman of the board's audit committee. Mr. Attiyeh holds a master degree in business administration from Harvard University and an electrical engineering degree from Cornell University.

Mr. Attiyeh's qualifications to sit on our Board include his experience as Chief Financial Officer of a public company and directorship of the Federal Reserve Bank of San Francisco (including chairman of its audit committee), his experience on the boards of directors or similar bodies of public and private companies (including audit committee service), his financial expertise and his experience in service with technology companies.

Mary B. Cranston Age: 66 Board Service From: 2008	Ms. Cranston is currently a retired Senior Partner of Pillsbury Winthrop Shaw Pittman LLP, an international law firm, having served as a Firm Senior Partner from January 2007 to December 2011. Ms. Cranston was the Chair and Chief Executive Officer of the Pillsbury firm from January 1999 until April 2006, and continued to serve as Chair of Pillsbury until December 2006. Prior to becoming the Chair and CEO, Ms. Cranston had served as the litigation practice leader for the firm. Ms. Cranston is a member of the Board of Directors of Visa, Inc. and Juniper Networks, Inc., and has served in these capacities since October 2007 and November 2007, respectively. During the past five years, Ms. Cranston also served as a member of the Boards of Directors of GrafTech International, Ltd. and Exponent, Inc. from January 2000 and June 2010, respectively, until May 2014.

Ms. Cranston's qualifications to sit on our Board include her experience in senior management of an international law firm, including service as chair and chief executive officer, her experience on the board of directors or similar bodies of public companies and private entities, including service on compensation, nominating and governance committees of public companies, her experience as a practicing attorney and her regulatory and governmental experience.

Richard J. Dahl Age: 63 Board Service From: 2008	Mr. Dahl currently serves as Chairman of the Board and has served in that capacity since May 2008. Mr. Dahl also serves as the Lead Director of DineEquity, Inc., a position he has held since January 2010, and has served on its Board of Directors since February 2004. Mr. Dahl also serves as the Chairman of the Board of Directors, President and Chief Executive Officer of the James Campbell Company LLC, a privately held real estate investment and development company, a position he has held since August 2010. Previously, Mr. Dahl served on the Board of Directors and as President and Chief Operating Officer of Dole Food Company, Inc. from July 2004 through July 2007. He has previously served as Vice President, then Senior Vice President and Chief Financial Officer, of Dole Food Company, Inc. during the period July 2002 through July 2004. Mr. Dahl served on the Board of Directors and was President and Chief Operating Officer of Bank of Hawaii Corporation from 1994 until 2002. Mr. Dahl is and has been since September 2008 a member of the Boards of Directors of IDACORP, Inc. and its principal subsidiary, Idaho Power Company.

Mr. Dahl's qualifications to sit on our Board include his experience as an executive and his experience in the senior management of public and private companies, including service as chairman, president, chief operating officer and chief financial officer, his experience on the board of directors of public and private companies, including service as chairman of the audit committees of two public companies, his experience as a certified public accountant and his regulatory experience.

Dr. Dwight W. Decker Age: 64 Board Service From: 2009	Dr. Decker served as the non-executive chairman of the board and a director of Mindspeed Technologies, Inc. from June 2003 and January 2002, respectively, until December 2013. Dr. Decker has previously served as chairman of the board and chief executive officer of Conexant Systems, Inc., a publicly traded communications semiconductor company since its formation in January 1999, as a spin-off from Rockwell International, through February 2004. At that time, Dr. Decker became chairman of the board, returning to the position of chief executive officer in November 2004 until his retirement in July 2007. Dr. Decker remained Conexant's non-executive chairman of the board until August 2008 and continued as a director through May 2010. Dr. Decker is also a director of Pacific Mutual Holding Company, which is not a publicly traded company.

Dr. Decker's qualifications to sit on our Board include his experience in the senior management of public semiconductor companies, including service as chairman and chief executive officer, his experience on the board of directors of public and private companies, including service as non-executive chairman of two public companies, his financial experience, his technical expertise and his experience in management of technology and semiconductor companies.

Didier Hirsch Age: 63 Board Service From: 2012	Mr. Hirsch is the Senior Vice President and Chief Financial Officer of Agilent Technologies, Inc. ("Agilent"), a measurement company and a technology leader in chemical analysis, life sciences, diagnostics, electronics and communications. Mr. Hirsch has been with Agilent since 1999, and served as its Chief Accounting Officer from November 2007 to July 2010 and interim Chief Financial Officer from April 2010 until being promoted to his current position in July 2010. Mr. Hirsch also served Agilent as its Vice President, Corporate Controllership and Tax from 2006 until July 2010, Vice President and Controller from April 2003 to October 2006, and Vice President and Treasurer from September 1999 to April 2003. Mr. Hirsch had joined Hewlett-Packard Company ("HP") in 1989, and served HP in various financial capacities and roles through 1999. Mr. Hirsch also serves as a member of the board of directors of Logitech International S.A. and has served in that capacity since September 2012.

Mr. Hirsch's qualifications to sit on our Board include his experience as Chief Financial Officer of a public company, his financial and risk management expertise, his experience on the board of directors of another public company (including his service as chair of its audit committee), his international experience, his regulatory experience, and his work with technology and semiconductor companies throughout his career.

Oleg Khaykin Age: 49 Board Service From: 2008	Mr. Khaykin has served as President and Chief Executive Officer of our Company since March 2008. Prior to joining our Company, Mr. Khaykin served most recently as the Chief Operating Officer of Amkor Technology, Inc. ("Amkor"), a leading provider of semiconductor assembly and test services, which he joined in 2003 as Executive Vice President of Strategy and Business Development. Prior to his work at Amkor, Mr. Khaykin most recently served as Vice President of Strategy and Business Development at Conexant Systems Inc. and its spin-off, Mindspeed Technologies Inc., where he held positions of increasing responsibilities from 1999 to 2003. Prior to Conexant, he was with the Boston Consulting Group, a leading international strategy and general management consulting firm, where he worked with many European and U.S. firms on a broad range of business and management issues, including revenue growth strategies, operational improvement, mergers and acquisitions, divestitures, and turnarounds and restructurings. Mr. Khaykin holds a BSEE with University Honors from Carnegie-Mellon University and an MBA from the J.L. Kellogg Graduate School of Management. Mr. Khaykin is, and has been since September 2010, a member of the board of directors of Newport Corporation. Mr. Khaykin was a member of the board of directors of Zarlink Semiconductor Inc. from November 2007 to October 2011.

Mr. Khaykin's qualifications to sit on our Board include his experience in the senior management of public companies, including service as President and CEO of our Company, chief operating officer of Amkor, his experience on the board of directors of other public companies, and his experience in the management and operations of technology companies.

Thomas A. Lacey Age: 56 Board Service From: 2008	Mr. Lacey is the Chief Executive Officer and a director of Tessera Technologies, Inc. ("Tessera") and has served in those capacities since May 30, 2013 and May 22, 2013, respectively. Prior to joining Tessera, Mr. Lacey served as the Chairman and Chief Executive Officer of Components Direct (formerly, G2 Technology, Inc.), a provider of cloud-based product life cycle solutions, and served in those capacities from May 2011 to April 2013. Prior to that, Mr. Lacey had served as President, Chief Executive Officer and a director of Phoenix Technologies Ltd. from February 2010 to February 2011. Prior to joining Phoenix Technologies Ltd., Mr. Lacey had served as Corporate Vice President and General Manager of the SunFabTM Thin Film Solar Products group of Applied Materials, Inc. from September 2009. Mr. Lacey previously served as President of Flextronics International's Components Division, now Vista Point Technologies, from 2006 to 2007. Prior to Flextronics, Mr. Lacey had been Chairman, President and Chief Executive Officer of International Display Works from 2004 to 2006. Prior to International Display Works, Mr. Lacey held various management and executive positions at Intel Corporation for 13 years. Mr. Lacey also serves as a director of DSP Group, Inc. and has served in that capacity since May 2012. Mr. Lacey holds a Bachelor of Arts degree in computer science from the University of California, Berkeley, and masters of business administration degree from the Leavy School of Business at Santa Clara University.

Mr. Lacey's qualifications to sit on our Board include his experience in the senior management of public companies, including service as chairman, president, chief executive officer and corporate vice president, his experience on the boards of directors of public companies, his financial expertise, as well as his experience in international sales and management with technology companies, and his manufacturing and operations experience.

Dr. James D. Plummer Age: 69 Board Service From: 1994	Dr. Plummer is and has been a Professor of Electrical Engineering at Stanford University in Stanford, California since 1978, and was Dean of the School of Engineering from 1999 to 2014. Dr. Plummer has published over 400 papers on silicon devices and technology; he has won numerous awards for his research, and is a member of the U.S. National Academy of Engineering and the American Academy of Arts and Sciences. Dr. Plummer also directed the Stanford Nanofabrication Facility from 1994 to 2000. Dr. Plummer also serves as a member of the board of directors of Intel Corporation and Cadence Design Systems, Inc. and has served in those capacities since 2005 and October 2011, respectively. Within the past five years, Dr. Plummer has also served as a member of the board of directors of Leadis Technology, Inc. (from 2001 to 2009).

Dr. Plummer's qualifications to sit on our Board include his experience as Dean of the School of Engineering of Stanford University, his experience on the boards of directors of public companies (including his service on the audit committees of two public companies), his financial expertise and his technical and engineering expertise.

Barbara L. Rambo Age: 62 Board Service From: 2009	Ms. Rambo is currently Chief Executive Officer of Taconic Management Services, a private management consulting and services company, and has held that position since October 2009. Prior to joining Taconic Management Services, Ms. Rambo was Vice Chair and a director of Nietech Corporation (payments technology company) from October 2006 to October 2009 and was Chief Executive Officer of that Company from November 2002 to October 2006. Ms. Rambo previously served as Chairman of the Board and as President and Chief Executive Officer of OpenClose Technologies (financial services technology company). Before that, Ms. Rambo held various executive and management positions at Bank of America from 1974 to 1998, most recently serving as Group Executive Vice President and head of Commercial Banking. Ms. Rambo is a director of PG&E Corporation (gas and electric company) and West Marine, Inc. (boating supply retailer) and has served as a director with such companies since January 2005 and November 2009, respectively. In addition, since October 2007, Ms. Rambo continues to be a director of UnionBanCal Corporation (financial holding company) and Union Bank, N.A. (commercial bank, formerly Union Bank of California) which companies were acquired by Mitsubishi Financial Group (MUFG) in about November 2008. Previously, Ms. Rambo served as a member of the board of directors of Gymboree Corporation (children's clothing) from 1996 to 2007.

Ms. Rambo's qualifications to sit on our Board include her experience as chief executive officer, her experience on the boards of directors of public companies and private entities, including service on various audit, compensation and governance committees of public companies and chair of the finance committee of a public company, and her finance experience.

Dr. Rochus Vogt Age: 84 Board Service From: 1984	Dr. Vogt is the R. Stanton Avery Distinguished Service Professor and Professor of Physics, Emeritus, at California Institute of Technology. He is a member of the Science and Technology Committee of the Board of Governors of Los Alamos National Security, LLC and Lawrence Livermore National Security, LLC. Dr. Vogt previously served as Chief Scientist of Jet Propulsion Laboratory (JPL), and as Vice President and Provost of California Institute of Technology.

Dr. Vogt's qualifications to sit on our Board include his experience as Chief Scientist of JPL and as Provost of California Institute of Technology, his experience in serving on our Company's Board and various committees since 1984, his experience in service on various technical and university bodies and committees, his financial expertise, his scientific and technical expertise, and his governmental experience.

        None of the directors or executive officers of the Company were selected pursuant to any arrangement or understanding, other than with the directors and executive officers of the Company acting within their capacity as such. There are no family relationships among directors or executive officers of the Company and other than as set forth above, as of the date hereof, no directorships are held by any director in a company which has a class of securities registered pursuant to Section 12 of the Securities Exchange Act of 1934, or the "Exchange Act," or subject to the requirements of Section 15(d) of the Exchange Act or any company registered as an investment company under the Investment Company Act of 1940. Officers of the Company serve at the discretion of the Board.

        Board Committees.    Both the Sarbanes-Oxley Act of 2002 (the "Sarbanes-Oxley Act") and the New York Stock Exchange ("NYSE") rules require the Company to have an audit committee comprised solely of directors who are independent under the enhanced independent standards applicable to audit committee members. The Company is in compliance with these requirements.

        Audit Committee Financial Experts.    The Audit Committee of the Board is comprised of Mr. Attiyeh, Mr. Hirsch and Mr. Lacey, and the Board has determined that each qualifies as an "audit committee financial expert," as defined by the SEC.

        Code of Ethics for Directors, Officers and Employees.    The Board has adopted a Code of Ethics that applies to all directors, officers and employees, including the Company's principal executive officer, principal financial officer and principal accounting officer, as contemplated by the SEC's regulations. The Company's Code of Ethics can be found on the Corporate Governance portion of the Investor Relations section of our website, http://www.irf.com and are also available at no charge upon written request to the Corporate Secretary, International Rectifier Corporation, 101 North Sepulveda Boulevard, El Segundo, CA 90245. The Company intends to post on its website any amendments to its Code of Ethics or any waiver from a provision of the Code of Ethics not applicable to a director or executive officers of the Company.

        Section 16(a) Beneficial Ownership Reporting Compliance.    Under Section 16(a) of the Exchange Act, the Company's directors, executive officers and any person holding ten percent or more of the Common Stock are required to report their ownership of Common Stock and any changes in that ownership to the SEC and to furnish the Company with copies of such reports. Specific due dates for these reports have been established and the Company is required to report any failure to file on a timely basis by such persons. Based solely upon a review of copies of reports filed with the SEC, each person subject to the reporting requirements of Section 16(a) has filed timely all reports required to be filed in fiscal year 2014.

        Executive Officers.    The names and ages of the executive officers of the Company and a brief description of the business experience for each such executive officer is incorporated by reference from Part I of this report entitled "Executive Officers of the Registrant."

ITEM 11.    EXECUTIVE COMPENSATION.

Processes and Procedures for Determination of Executive and Director Compensation

        The Compensation Committee is responsible for discharging the Board's responsibilities relating to the compensation of the Company's executive officers and directors. The Compensation Committee reviews and approves the compensation arrangements, plans, policies and programs that apply to our executive officers. Pursuant to the Compensation Committee's Charter, its principal compensation related responsibilities, duties and areas of authority include, among other things:

  •
  To review the Company's compensation strategy from time to time to ensure that management is rewarded appropriately for its contributions to Company growth and profitability and that the executive compensation strategy supports Company objectives and stockholder interests.

  •
  To determine all elements of compensation for executive officers.

  •
  To annually establish the criteria for and review the performance of our Chief Executive Officer ("CEO") and our executive officers for compensation purposes, and report on the Compensation Committee's review to the Board and the CEO.

  •
  To review from time to time and approve the Company's incentive compensation strategy with respect to the total number of incentive awards to be granted, the relative participation of senior management and other employees, and the types of awards to be granted.

  •
  To approve annual retainer and meeting fees for directors and members of Board committees, including expense reimbursement limits and per diem allowances, as well as fix the terms and awards of stock compensation for members of the Board, all subject to ratification by the Board.

  •
  To retain or obtain advice from internal or external legal, compensation or other advisors to assist in the performance of its functions, including in the evaluation of director, CEO or senior executive compensation.

        The Compensation Committee's Charter permits it to consult with members of management when performing its duties. The Compensation Committee takes into account our CEO's recommendations regarding the corporate goals and objectives, performance evaluations and compensatory arrangements for our executive officers other than the CEO. The Compensation Committee also may review with management (but does not set) the salaries of other senior level employees who are not executive officers of the Company. The Compensation Committee has delegated to a Stock Award Committee the authority to grant stock options and restricted stock unit awards to employees of the Company who are not officers or directors. However, the Stock Award Committee may not grant awards covering more than 100,000 shares of our common stock in the aggregate during the period between any two meetings of the Compensation Committee and may not grant awards covering more than 15,000 shares of our common stock to any one individual in a calendar year. Mr. Khaykin is currently the sole member of the Stock Award Committee. The Compensation Committee may also form and delegate authority to subcommittees, or delegate authority to members, when appropriate, provided that such subcommittees will be composed exclusively of members of the Compensation Committee and will operate pursuant to a published charter. Other than the authority delegated to the Stock Award Committee, the Compensation Committee has no current intention to delegate any of its authority to any other committee or subcommittee.

        As indicated above, pursuant to its Charter, the Compensation Committee is authorized to retain compensation consultants to assist it in carrying out its duties. The Compensation Committee has the authority to approve any compensation consultant's fees and other retention terms. Consistent with the Compensation Committee's past practice, for fiscal year 2014, the Compensation Committee retained the services of Frederic W. Cook & Co., Inc. ("FW Cook"), an independent compensation consulting firm, to assist it in assembling and analyzing compensation among peer companies and to prepare compensation analysis and summaries with respect to the Company's executive officers and its non-employee directors. During fiscal year 2014, except for the consulting services provided to the Compensation Committee, FW Cook did not perform any other services for the Company or its management.

DIRECTOR COMPENSATION

        The following table presents information regarding the compensation paid for services rendered during fiscal year 2014 to individuals who were members of our Board at any time during fiscal year 2014 and who were not also our employees or employees of any of our subsidiaries (referred to herein as "Non-Employee Directors"). The compensation paid to any director who was also one of our employees during fiscal year 2014 is presented below in the "Summary Compensation Table" and the related explanatory tables. Such employee directors do not receive separate compensation for service on the Board.

Name (a)	Fees Earned or Paid in Cash ($)(1) (b)	Stock Awards ($)(2)(3) (c)	Option Awards ($) (d)	Non-Equity Incentive Plan Compensation ($) (e)	Change in Pension Value and Nonqualified Compensation Earnings ($) (f)	All Other Compensation ($) (g)	Total ($) (h)
Robert S. Attiyeh	$97,500	$119,992	0	0	0	0	$217,492
Mary B. Cranston	$87,500	$119,992	0	0	0	0	$207,492
Richard J. Dahl	$142,500	$119,992	0	0	0	0	$262,492
Dwight W. Decker	$96,250	$119,992	0	0	0	0	$216,242
Didier Hirsch	$77,500	$119,992	0	0	0	0	$197,492
Thomas A. Lacey	$77,500	$119,992	0	0	0	0	$197,492
James D. Plummer	$85,000	$119,992	0	0	0	0	$204,992
Barbara L. Rambo	$85,000	$119,992	0	0	0	0	$204,992
Rochus E. Vogt	$85,000	$119,992	0	0	0	0	$204,992

(1)
The amounts reported in Column (b) above reflect the annual retainer and supplemental annual retainer fees earned in fiscal year 2014, which are described below.

(2)
Each of our Non-Employee Directors who held office on August 23, 2013 was granted an award of 4,856 restricted stock units on that date under the Board's non-employee director compensation program. The amounts reported in Column (c) under the heading "Stock Awards" present the aggregate grant date fair value of restricted stock unit awards granted in fiscal year 2014, computed in accordance with FASB ASC Topic 718. See Note 9 to the Company's Consolidated Financial Statements set forth in Item 8 of Part II to the Original Filing, for information on the assumptions underlying the valuation of these awards. The Company did not award any stock options to Non-Employee Directors in fiscal year 2014.

(3)
The following table presents the aggregate number of outstanding unexercised options and outstanding unvested restricted stock units held by each of our Non-Employee Directors as of June 29, 2014.

Director	Number of Options Outstanding	Number of Restricted Stock Units Outstanding
Robert S. Attiyeh	12,000	4,856
Mary B. Cranston	2,000	4,856
Richard J. Dahl	0	4,856
Dwight W. Decker	24,000	4,856
Didier Hirsch	13,334	4,856
Thomas A. Lacey	0	4,856
James D. Plummer	0	4,856
Barbara L. Rambo	0	4,856
Rochus E. Vogt	0	4,856

Director Compensation—Overview

        Compensation for Non-Employee Directors during fiscal year 2014 consisted of an annual cash retainer, supplemental annual retainers for service on a committee of the Board, supplemental annual retainers for service as the Chairman of the Board or the Chair of a committee of the Board, and an annual award of restricted stock units. During fiscal 2014, compensation did not include any separate meeting attendance fees.

Non-Employee Director Annual Retainers and Expenses

        For fiscal year 2014, cash compensation for Non-Employee Directors was comprised of the following:

  1.
  An annual cash retainer fee in the amount of $70,000; and

  2.
  As applicable, supplemental annual retainer fees in the following amounts for the respective Non-Employee Director:

Supplemental Annual Retainer	Amount
Chairman of the Board	$50,000
Chair of the Audit Committee	$20,000
Chair of the Compensation Committee	$15,000
Chair of the Nominating Committee	$10,000
Service on any Committee of the Board(1)	$7,500

(1)
Such retainer fees are in addition to any applicable fees for service as the Chair of a committee. The Chairman of the Board receives such supplemental retainer fees for each committee of the Board as a result of his service with the committees.

        The annual retainer fees (and any applicable supplemental retainer fees) are paid quarterly and pro-rated for the period of a Non-Employee Director's service. Non-Employee Directors do not earn any separate meeting fees based on meeting attendance or the number of meetings held.

        All Non-Employee Directors are also reimbursed for reasonable out-of-pocket expenses they incur serving as directors, including the cost of transportation and other expenses incurred to attend meetings at the Company or otherwise in connection with the Non-Employee Director's service to the Company.

        Each of our Non-Employee Directors is permitted to elect to defer up to 100% of his or her retainer fees under the Company's Deferred Compensation Plan ("DCP"), as more fully described below under "Compensation Discussion and Analysis—Fiscal Year 2014 Executive Compensation Program Elements—Non-Qualified Deferred Compensation Plan." None of our Non-Employee Directors has elected to participate in the DCP.

Non-Employee Director Equity Awards

        Amount and Timing of Director Equity Awards.    The equity award program for Non-Employee Directors for the Company's 2014 fiscal year provides for an annual grant of restricted stock units ("RSU's") issued under the Company's applicable stock incentive plan. The number of RSUs is established using a fixed value of $120,000 and the per share closing price of the Company's common stock on the NYSE on the day of grant, rounded to the nearest whole RSU. The date of grant for such award is the third business day following the filing of the Company's annual report on Form 10-K due during the applicable year. All Non-Employee Directors in office at time of the granting of the award receive the award.

        Separately, each Non-Employee Director who is newly appointed or elected to the Board is granted an award of 20,000 stock options under the Plan on the date that he or she is first appointed or elected. In such case, the stock options are granted with an exercise price equal to the closing price per share of the Company's common stock on the NYSE on the applicable grant date. In addition, the newly appointed or elected Non-Employee Director is granted a prorated amount of the annual award of RSUs otherwise granted to Non-Employee Directors for the fiscal year based on the remaining portion of the fiscal year to be served by such new member. In fiscal year 2014, there were no newly appointed members of the Board and therefore no such awards were made.

        Award Terms.    Each RSU award granted to our Non-Employee Directors will vest 100% on the first anniversary of the grant date, subject to the Non-Employee Director's continued service through the applicable vesting date. If a Non-Employee Director's service terminates as a result of his or her death or disability, or a Non-Employee Director retires with the consent of the Board (or upon written notice if the sum of the Non-Employee Director's years of service to the Board and age is seventy-five years or more), then the RSUs subject to the award shall become vested upon the date of such event. In addition, unless the Board determines otherwise, if the Company undergoes a "change in control event" (as defined in the RSU award agreement entered into in connection with the RSU award), all of a Non-Employee Director's RSUs will become fully vested. Vested RSUs are settled in shares of the Company's common stock on a one-for-one basis.

        Each stock option award granted to a newly appointed or elected Non-Employee Director has a term of five years and, subject to the Non-Employee Director's continued service, one-third of his or her stock option award will vest and become exercisable on each of the first three anniversaries of the grant date. If a Non-Employee Director's service terminates for any reason other than his or her voluntary resignation or voluntary failure to stand for reelection (or his or her death or disability), all of the unvested portion of the stock options held by the Non-Employee Director will immediately vest and remain exercisable until the earlier of (i) three years from the date of his or her termination or (ii) the scheduled expiration date of the stock option. The same vesting and exercise rules shall apply if a Non-Employee Director's service terminates as a result of his or her voluntary resignation or decision not to stand for re-election after five consecutive years of service on the Board, in respect of stock options that the director has held for more than six months. Otherwise, vested options will remain outstanding and exercisable for three years (or three months, if the Non-Employee Director has not served at least five years) after a director's service terminates or his or her death. Unvested options would terminate upon voluntary resignation or voluntary decision not to stand for re-election if the Non-Employee Director has served less than five years. Also, any vested options that are not exercised within the applicable post-termination of service exercise window would terminate. In addition, unless the Board determines otherwise, if the Company undergoes a "change in control event" (as defined in the Plan), all of the Non-Employee Director's stock options will become fully vested and exercisable.

        Each RSU granted in fiscal year 2014 to Non-Employee Directors was granted under, and is subject to the terms of, the 2011 Performance Incentive Plan (the "2011 Plan"), approved by shareholders at the Company's 2011 annual meeting of shareholders. For RSUs granted in fiscal year 2014, Non-Employee Directors are not entitled to dividend equivalent rights.

EXECUTIVE COMPENSATION

COMPENSATION DISCUSSION AND ANALYSIS ("CD&A")

Introduction

        This section discusses each of the material elements of compensation awarded to, earned by or paid to our principal executive officer, our principal financial officer, and the other three most highly compensated individuals who served as executive officers of the Company during fiscal year 2014. These individuals are referred to as the "Named Officers" in this report. This section also provides information about the fiscal year 2014 compensation objectives, policies, and decisions applicable to those Named Officers. The Named Officers for fiscal year 2014 were:

Oleg Khaykin	President and Chief Executive Officer
Ilan Daskal	Executive Vice President and Chief Financial Officer
Gary Tanner	Executive Vice President and Chief Operations Officer
Michael Barrow	Executive Vice President, GaN Technologies
Adam White	Senior Vice President, Global Sales

Executive Summary

        Our executive compensation program for fiscal year 2014 is based in substantial part on Company performance. As set out in this report, Company performance for fiscal year 2014 showed improvement as compared to fiscal year 2013 performance. Accordingly, a number of the performance goals for funding the Company's performance-based compensation were met, as compared with fiscal year 2013 in which the performance targets were not achieved. Therefore, the cash compensation earned by Named Officers for our 2014 fiscal year was higher than that for our 2013 fiscal year, demonstrating a clear linkage between Company performance and Named Officer compensation. Equity compensation provided to Named Officers was increased from that provided in fiscal year 2013, but more than half of the shares representing each Named Officer's equity compensation for fiscal year 2014 was provided in the form of performance restricted stock units with vesting targets requiring significant increases in total shareholder return (TSR) to align Named Officer compensation with the creation of value for shareholders and continuing the Company's emphasis on performance requirements for equity compensation.

        Our executive compensation program for fiscal 2014 had three key components, which are designed to be consistent with our overall compensation philosophy and to reward executives based on Company and individual performance: (1) base salary; (2) annual incentive cash bonus opportunities; and (3) long-term stock awards. These components are explained in more detail below in this Compensation Discussion and Analysis section. The highlights of our executive compensation program for fiscal year 2014 are as follows:

  •
  Base Salaries.  The base salaries of the Named Officers for fiscal year 2014 remained at the same levels as their base salaries for fiscal year 2013, except the base salary for Mr. Daskal was increased from $350,000 to $368,000 to be more aligned with peer company levels for his position. For Messrs. Khaykin and Barrow, this was the fourth consecutive year with no salary increase, and for Mr. White there has been no salary increase since he became an executive officer in July 2011. Mr. Tanner joined the Company in fiscal year 2013 and had no increase for fiscal year 2014.

  •
  Short-Term Annual Cash Incentives.  The Named Officers participated in a short term cash incentive program based on target bonus opportunities set as a percentage of salary. The earning of bonuses under the program depended on the satisfaction for each Named Officer of a mix of Company and/or individual performance goals as described in more detail below. Consistent with our pay-for-performance policy, cash bonuses were paid for fiscal year 2014 to our Named Officers at less than the target levels as the Company generally achieved the threshold performance levels for short term cash incentives, but did not achieve the target performance levels.

  •
  Long-Term Equity Awards.  The Named Officers were granted a mixture of time-based and performance-based restricted stock unit ("RSU") awards during fiscal year 2014, with the vesting of a majority of the shares subject to these awards for each executive being contingent on Company stock price performance conditions being met. We believe these awards help further align the Named Officers' interests with those of our stockholders over the approximately three-year vesting period of the awards because their value, and the Named Officers' opportunity, is directly linked to the Company's stock price. In addition, the performance-based RSU awards vest only if our stock price achieves certain specified higher stock price levels during the applicable measurement period. As has been the practice for the Company in recent years, equity awards for fiscal year 2014 were granted to the Named Officers at the end of fiscal year 2014 in order to take into account Company performance during the fiscal year in considering the overall compensation for Named Officers, as well as the results of the previous year's advisory vote on executive compensation.

  •
  Recoupment Policy.  We have adopted a recoupment policy that allows the Company, in the event the Company restates all or a portion of its financial statements, to recoup any bonus or incentive compensation paid to a Named Officer or take other actions in respect of the Named Officer's compensation.

  •
  CEO Stock Ownership Guideline.  We have adopted stock ownership guidelines requiring the CEO to hold the lesser of (i) shares with value equal to three times annualized base salary or (ii) a fixed number of shares (namely, 90,000 shares), by the later of July 1, 2016 or the fifth anniversary of his or her appointment as CEO. As of the date of adoption of that policy, the fixed number of shares represented a value of more than three times the annualized base salary of our CEO. Our CEO currently holds shares of the Company's common stock that satisfies the stock ownership guideline.

  •
  Officer Anti-Pledging/Hedging Policy.  We have adopted a policy, as part of the Company's insider trading policy, of prohibiting executive officers from engaging in puts, calls, derivative transactions, pledges, hedging and related transactions in the Company's stock.

The Role of the Compensation Committee

        Our executive compensation programs are determined and approved by the Compensation Committee. None of the Named Officers were or are members of the Compensation Committee, which is comprised solely of independent directors. The Compensation Committee takes into account the recommendations of the CEO regarding the corporate goals and objectives, performance evaluations and compensatory arrangements for Named Officers other than the CEO. For example, in fiscal year 2014, the Compensation Committee considered the CEO's recommendations regarding the appropriate base salaries and annual cash incentive program payouts for the Named Officers other than himself for fiscal year 2014. The other Named Officers besides the CEO did not and currently do not have any role in determining or recommending the form or amount of compensation paid to the Named Officers. The Compensation Committee regularly apprises the Board of its actions and periodically seeks the input of the Board and other committees of the Board as to items it is considering. As described below, the Compensation Committee has engaged an independent compensation consultant. (See also, Processes and Procedures for Determination of Executive and the Director Compensation, above.)

        Fiscal Year 2014 Compensation Advisor.    For fiscal year 2014, the Compensation Committee retained Frederic W. Cook & Co., Inc. ("FW Cook") to assist in assembling and analyzing compensation and performance levels among the peer companies identified below, prepare compensation analysis and summaries with respect to the Company's Named Officers, perform compensation reviews and make recommendations to the Compensation Committee regarding compensation programs and levels. During fiscal year 2014, except for the consulting services provided to the Compensation Committee, FW Cook did not perform any other services for the Company or its management. The Compensation Committee determined FW Cook to be independent for the purposes of the NYSE rules for independence, and concluded that its engagement of FW Cook does not raise any conflict of interest with the Company or any of its directors or executive officers.

The Role of Stockholder Say-on-Pay Vote

        At our last annual stockholders meeting held in November 2013, approximately 95% of our stockholders voting on the proposal to approve our executive compensation program supported our program. Based on this high level of support for our executive compensation program, the Compensation Committee did not change its general approach for fiscal year 2014. As noted above, we emphasized long-term stock awards in fiscal year 2014, with the vesting of a majority of the shares subject to the stock awards granted to the Named Officers in fiscal year 2014 being contingent on achieving target levels of appreciation of the Company's share price. We believe this emphasis on equity and performance-based vesting aligns with shareholder interests and particularly focuses the Named Officers on the goal of stock price appreciation. We believe our executive compensation program includes a number of features that further our compensation philosophy and reflect best practices in the market. The Compensation Committee will continue to consider the outcome of our say-on-pay proposals when making future compensation decisions for the Named Officers.

Executive Compensation Program Objectives and Overview

        Principles of Executive Compensation.    Our executive compensation programs are intended to achieve four fundamental objectives: (1) attract, motivate and retain high caliber talent; (2) create a direct relationship between pay and performance; (3) create proper incentives for the executives to maximize stockholder value over time; and (4) be in form and substance reasonable in terms of the risks to the Company and its shareholders. In structuring our current executive compensation programs, we are guided by the following basic philosophies:

  •
  "At Risk" Compensation.  A significant portion of each executive's compensation should be "at risk" and tied to the Company's attainment of annual and long-term business objectives and shareholder value.

  •
  Competitive Compensation.  The executive compensation program should provide a fair and competitive compensation opportunity that enables us to attract and retain superior executive talent.

  •
  Alignment with Stockholder Interests.  Executive compensation should be structured to include variable elements that link executives' financial reward to achievement of operational goals and stockholder return, and long-term ongoing executive stock ownership should be encouraged.

        As described in more detail below, the material elements of the executive compensation programs for our Named Officers are a base salary, a short-term incentive compensation opportunity and a long-term equity incentive opportunity. We also provide the Named Officers a non-qualified deferred compensation plan, 401(k) retirement benefits, certain perquisites and severance benefits.

        Each element of our executive compensation program is intended to help us to achieve one or more of our compensation objectives. Base salaries, the non-qualified deferred compensation plan, the 401(k) plan and perquisites are all primarily designed to attract and retain high caliber talent. These are elements where the value of the benefit in any given year is not variable. In order to attract and retain top-caliber executives, we provide executives with a level of predictable benefit amounts that reward the executive's continued service and with severance protections. The predictable benefits that we provide executives include a mix of fixed short-term elements (like base salaries) and longer-term elements (like the non-qualified deferred compensation plan and 401(k) retirement benefits). This mix helps us to achieve our dual goals of attracting executives and retaining them. In addition to helping attract and retain executives, severance benefits also help ensure executives' objectivity during challenging times for the industry or our Company and can be used to secure releases from potential claims in certain situations.

        Our short-term incentive compensation opportunity and our long-term equity incentive opportunities are designed to reward performance and the creation of stockholder value; accordingly, the value of these benefits is dependent on performance. Our short-term cash incentive opportunity is primarily intended to hold executives accountable for achievement of Company performance goals and individual performance goals related to the executive's primary areas of responsibility. The principle is that short term goal achievement can lead to long term value creation. It also aligns our executive officers' interests with those of our stockholders and helps us attract, motivate and retain executives. Our long-term equity incentives are intended to align our executive officers' interests with those of our stockholders, by incentivizing and rewarding executives for longer term performance achievement. As well, they help us attract, motivate and retain executives.

        The individual compensation elements are intended to create a competitive total compensation package for each executive officer relative to companies in our comparative peer group.

        In connection with the establishment and implementation of the overall executive compensation program, including the establishment of cash compensation structure at the beginning of the fiscal year and the structure of the equity award elements at the end of the fiscal year, the Compensation Committee considers the impacts of risk to the Company and its shareholders (See "Compensation Policies and Practices as They relate to the Company's Risk Management," below).

        Fiscal Year 2014 Executive Compensation.    Consistent with our compensation philosophies described above, our goal for fiscal year 2014 was to provide each Named Officer with an executive compensation program that was competitive in light of the compensation paid to comparable executives at our peer group companies, reward performance and to take account of conditions in our industry.

        The Company's general approach for fiscal year 2014 was to provide the CEO and other Named Officers with target total cash compensation(1) at about the median level of similarly situated executives with the peer group companies identified below, but to provide the opportunity for higher levels of equity compensation, a majority of it being performance-contingent based on the share levels of these awards, to incentivize long term performance and shareholder value. For fiscal year 2014, target total cash compensation was at about or below median for all Named Officers as compared to the peer group, except that Mr. Barrow's target total cash compensation was slightly above the median for his position. Mr. Barrow's compensation is at about the same level as the Named Officers other than the CEO due to the importance of Mr. Barrow's role as the Company's principal officer for its strategic GaN program and in order to provide consistent levels of incentive and rewards for the Company's key officers. As a group, Named Officer aggregate target total cash compensation was at approximately the median as compared to the aggregate target total cash compensation provided by our peers to their named executive officers.

        The Compensation Committee determined the level of fiscal year 2014 equity awards for Named Officers at the end of the fiscal year. The equity awards granted by the Compensation Committee resulted in the CEO's total target compensation being slightly above the 75th percentile and at or below median for the other Named Officers when compared to the compensation levels provided by our peers for similar positions. In determining the equity award for the CEO, the Compensation Committee considered the better operating results of the Company for fiscal year 2014 as compared to fiscal year 2013, that the total target cash compensation has remained unchanged for the CEO for several years and the fact that greater than half of the shares subject to the equity awards granted to our executives for fiscal year 2014 were based on stock price appreciation performance conditions believed by the Compensation Committee to be challenging and aligned with shareholder interests.

        As described below, the performance conditions for vesting of substantial portions of the Named Officers' equity compensation requires a significant increase in the performance of the Company as measured by appreciation in the Company's share price. Therefore, this equity compensation continues to be at risk and will have value only if significant value is created for the Company's shareholders in the form of share price appreciation over time. The Compensation Committee believed that the pay positioning of the Named Officers relative to the peer group for fiscal year 2014 was appropriate given this focus on equity awards and performance-based vesting—the Named Officers have an opportunity to realize significant value from their equity awards if the applicable performance-based and other vesting conditions are satisfied, and the Named Officers have downside risk in that cash incentives and performance-based equity awards will not have value if the applicable performance goals are not attained.

(1)
For the purposes of this discussion, "target total compensation" refers to the executive's base salary, target cash incentive bonus and grant date value of equity awards granted to the executive during the fiscal year based on valuation assumptions similar to those used by the Company for its financial reporting, with "target total cash compensation" referring only to base salary and target cash incentive bonus.

        Company Peer Group.    For the establishment of cash compensation at the beginning of fiscal year 2014, the Compensation Committee reviewed compensation information for a peer group of companies that was the same group as used by the Compensation Committee in establishing equity award levels for the Named Officers at the close of fiscal year 2013. This same group was used at the end of fiscal year 2014 in establishing the Named Officers' equity award levels, with the exception that Volterra Semiconductor Corp having been acquired by another member of the peer group earlier during the Company's 2014 fiscal year was not used for the establishment of Named Officer equity compensation at the end of the fiscal year.

        Set out below is a summary of the peer group used for setting cash compensation at the start of the fiscal year and long term equity incentive awards at the end of the fiscal year:

Fiscal Year 2014 peers (n=28)
Analog Devices Inc.
Atmel Corp.
Cirrus Logic Inc.
Cree Inc.
Cypress Semiconductor Corp.
Diodes Inc.
Entropic Communications Inc.
Fairchild Semiconductor Int'l.
Hittite Microwave Corp.
Integrated Device Technology Inc.
Intersil Corp.
Linear Technology Corp.
LSI Corp.
Maxim Integrated Products Inc.
Micrel Inc.
Microchip Technology Inc.
Microsemi Corp.
OmniVision Technologies Inc.
ON Semiconductor Corp.
PMC-Sierra, Inc
Power Integrations, Inc.
RF Micro Devices Inc.
Semtech Corp.
Silicon Laboratories Inc.
Skyworks Solutions Inc.
TriQuint Semiconductor Inc.
Vishay Intertechnology Inc.
Volterra Semiconductor Corp.*

*
Acquired by another peer group member during the Company's 2014 fiscal year before the commencement of the Compensation Committee's review of long term equity awards for the fiscal year and therefore not used for consideration of the awards

Fiscal Year 2014 Executive Compensation Program Elements

Base Salaries

        Each of our Named Officers is party to an employment agreement or letter agreement that provides for a fixed base salary, subject to annual review by the Company, but with no contractual requirement to increase the Named Officer's base salary. The Compensation Committee generally reviews base salaries for each executive officer by the first quarter of each fiscal year. In fiscal year 2014, the Compensation Committee considered the need to attract and retain key executives in light of the continuing challenging business and economic environment, our Company's performance, a subjective determination of each Named Officer's past performance and expected future contributions, and the base salaries and total cash compensation and equity awards earned by comparable executives at our peer group companies (based on their published data).

        Based on this review, Mr. Daskal's annual base salary for fiscal year 2014 was increased to $368,000 from $350,000 (which was the first increase in base salary for Mr. Daskal since he joined the Company in 2008), but no adjustments were made for fiscal year 2014 to the base salary levels in effect for Messrs. Khaykin, Tanner, Barrow and White. Accordingly, the base salary levels for Named Officers for fiscal year 2014 were as follows:

Named Officer	Annual Base Salary
Oleg Khaykin	$750,000
Ilan Daskal	$368,000
Gary Tanner	$350,000
Michael Barrow	$350,000
Adam White	$338,400

        Except for the increase to Mr. Daskal mentioned above, the base salary levels of Named Officers have been in effect since the executive first became an executive officer of the Company, which for Messrs. Khaykin and Barrow was in 2008, for Mr. White was in July 2011 and for Mr. Tanner was January 2013. The Compensation Committee determined that these salary levels were appropriate in light of the Named Officers' respective duties and responsibilities, the continuing challenging global economic environment and to successfully retain the Named Officers in the competitive market. The base salary level for Mr. Khaykin, the Company's CEO, is significantly higher than the base salary levels for the other Named Officers reflecting his responsibility as CEO for the overall operations, management and leadership of the Company. The "Summary Compensation Table—Fiscal Year 2014" below sets forth the base salary paid to each Named Officer for fiscal year 2014.

        As noted below in "Actions of the Compensation Committee for Fiscal Year 2015," no base salary increases were provided to Mr. Khaykin or Mr. Tanner for fiscal year 2015, but the base salaries of Messrs. Daskal, Barrow and White were increased by $7,000 compared to fiscal year 2014.

Short-Term Incentive Compensation Opportunity

        Basic Incentive Program.    For fiscal year 2014, the Compensation Committee established (with the recommendations of the CEO), a short-term cash incentive bonus program for Named Officers based on the achievement of performance goals aligned to the Company's strategic business plan for the fiscal year and the achievement of certain individual goals.

        Each officer's individual bonus target was expressed as a percentage of the officer's annualized base salary, as follows:

Named Officer	Target Bonus Percentage of Base Salary
Oleg Khaykin	100%
Ilan Daskal	70%
Gary Tanner	70%
Michael Barrow	70%
Adam White	70%

        When combined with salary, these target bonuses generally position total target cash compensation at a level that is at or below the median level of similar positions within the peer group, with Mr. Barrow's total target cash compensation being slightly above median for the reasons described above (See "Fiscal Year 2014 Executive Compensation," above). The target bonus percentage established for each Named Officer was the same as established for each Named Officer for fiscal year 2013. The target bonus level for Mr. Khaykin, the Company's CEO, is significantly higher than the target bonus levels for the other Named Officers reflecting his responsibility as CEO for the overall operations and performance of the Company.

        Any actual bonus payouts were subject to the Compensation Committee's review of each Named Officer's performance against the performance goals for that Named Officer, with the goals being established by the Compensation Committee for the CEO, and being recommended by the CEO and approved by the Compensation Committee for each of the other Named Officers. Individual goals were used in certain circumstances to help ensure that Named Officers focus on the areas where they have operational or policy making control. In any event, the Compensation Committee has the discretion to adjust the amount of the bonus payable based on its assessment of individual performance. In no event will any bonus exceed 200% of the Named Officer's applicable target bonus.

        The bonus program was divided into two measurement periods, comprised of the first two fiscal quarters of fiscal year 2014 ("First Half Period") and the last two fiscal quarters of fiscal year 2014 ("Second Half Period").

        First Half Period.    For the First Half Period, the Named Officer's bonus opportunity was based on a mix of corporate and individual goals for the Named Officers established by the Compensation Committee for that period.

        The corporate goals established for each Named Officer included targets for Company revenues and gross margin, with individual performance goals established by the Compensation Committee based on the particular Named Officer's functions and areas of responsibility. Set forth below is a summary of the performance elements established for each Named Officer and the applicable portion of the Named Officer's bonus opportunity for each element for the First Half Period:

Named Officer	First Half 2014 Fiscal Year Incentive Goal	Portion of Bonus Opportunity
Oleg Khaykin	Achieve revenues equal to or greater than $530 million(1)	40%
	Achieve gross margin equal to or greater than $180 million(2)	40%
	Achieve operating expenses less than or equal to 29% of revenue(3)	20%
Ilan Daskal	Achieve revenues equal to or greater than $530 million(1)	40%
	Achieve gross margin equal to or greater than $180 million(2)	40%
	Achieve SG&A expense less than or equal to 18% of revenue(4)	20%

Gary Tanner	Achieve revenues equal to or greater than $530 million(1)	40%
	Achieve gross margin equal to or greater than $180 million(2)	40%
	Achieve operational effectiveness levels(5)	20%
Michael Barrow	Achieve revenues equal to or greater than $530 million(1)	20%
	Achieve gross margin equal to or greater than $180 million(2)	20%
	Achieve operational projects (5)	60%

Adam White	Achieve revenues equal to or greater than $530 million(1)	50%
	Achieve gross margin equal to or greater than $180 million(2)	30%
	Achieve SG&A expense less than or equal to 18% of revenue(4)	20%

Notes:

(1)
The Compensation Committee determined that no bonus would be paid under this element if the Company's revenue for the First Half Period was less than $530 million. For revenue greater than $530 million, the bonus amount was based on a sliding scale, with 40% of the portion of the executive's target bonus allocated to this element to be awarded for threshold achievement at a revenue level of $530 million, 100% of such portion to be awarded for target achievement at a revenue level of $615 million, and 200% of such portion to be awarded for maximum achievement at a revenue level of $680 million or more. For the First Half Period, the Company reported revenue of $539.7 million, which was determined to be an achievement level of 47.8% for this element, and accordingly, the Compensation Committee awarded bonuses of $71,700, $24,580, $23,422, $11,711 and $28,307 to Messrs. Khaykin, Daskal, Tanner, Barrow and White, respectively.

(2)
The Compensation Committee determined that no bonus would be paid under this element if the Company's gross margin for the First Half Period was less than $180 million. For gross margin greater than $180 million, the bonus amount was based on a sliding scale, with 40% of the portion of the executive's target bonus allocated to this element to be awarded for threshold achievement at a gross margin level of $180 million, 100% of such portion to be awarded for target achievement at a gross margin level of $245 million, and 200% of such portion to be awarded for maximum achievement at a gross margin level of $285 million or more. For the First Half Period, the Company reported gross margin of $193.3 million, which was determined to be an achievement level of 53.3% for this element, and accordingly, the Compensation Committee awarded bonuses of $79,950, $27,409, $26,117, $13,058 and $18,938 to Messrs. Khaykin, Daskal, Tanner, Barrow and White, respectively.

(3)
The Compensation Committee determined that no bonus would be paid under this element if the Company's operating expenses were greater than 29% of revenue. For operating expenses less than 29% of revenue, the bonus amount was based on a sliding scale, with 40% of the portion of the executive's target bonus allocated to this element to be awarded for threshold achievement at an operating expense level of 29% of revenue, 100% of such portion to be awarded for target achievement at an operating expense level of 25% of revenue, and 200% of such portion to be awarded for maximum achievement at an operating expense level of 23% or less of revenue. For the First Half Period, the Company's operating expenses were 28.4% of revenue, which was determined to be an achievement level of 51.4% for this element, and accordingly, the Compensation Committee awarded a bonus of $38,550 to Mr. Khaykin.

(4)
The Compensation Committee determined that no bonus would be paid under this element if the Company's Selling, General and Administrative ("SG&A") expense was greater than 18% of revenue. For SG&A expense less than 18% of revenue, the bonus amount was based on a sliding scale, with 40% of the portion of the executive's target bonus allocated to this element to be awarded for threshold achievement at a SG&A expense level of 18% of revenue, 100% of such portion to be awarded for target achievement at a level of SG&A expense of 16% of revenue, and 200% of such portion to be awarded for maximum achievement at a SG&A expense level of 13% or less of revenue. For the First Half Period, the Company's SG&A expense was 16.4% of revenue, which was determined to be an achievement level of 92.1% for this element, and accordingly, the Compensation Committee awarded bonuses of $23,680 and $21,816 to Messrs. Daskal and White, respectively.

(5)
For Mr. Tanner, the Compensation Committee established goals in the area of operational effectiveness focusing on manufacturing on-time delivery, cycle time improvement and cost control. For Mr. Barrow, the Compensation Committee established operational project goals related to product qualification, manufacturing line establishment and customer support for certain of the Company's GaN products. For the performance goals and assessments for non-reported financial metrics, such as the achievement of operational effectiveness or operational projects, the Company does not disclose the goals, plans or components thereof because the Company believes they constitute confidential business information and their disclosure could impair the ability of the Company to compete effectively. However, the Company believes the performance goals were challenging but reasonably attainable under the Company's circumstances at the time the goals were established, and the evaluation of the merits of each goal was based on the Compensation Committee's assessment of performance. Additionally, the Compensation Committee established that a condition to the achievement of any such performance goals and assessments would be that the Company's threshold level of performance for either or both of its First Half Period revenue or gross margin goals as disclosed above shall have been achieved, which for the First Half Period had in fact been achieved (see Notes 1 and 2, respectively, above). For the First Half Period, the Compensation Committee determined a level of achievement of 29% for operational effectiveness for Mr. Tanner and of 87% for operational projects for Mr. Barrow, and accordingly, the Compensation Committee awarded bonuses of $7,105 and $63,945 to Messrs. Tanner and Barrow, respectively.

        Based on the performance achievements set forth above, for the First Half Period, the Compensation Committee awarded aggregate bonuses of $190,200, $75,669, $56,644, $88,714 and $69,061 to Messrs. Khaykin, Daskal, Tanner, Barrow and White, respectively, representing aggregate performance achievement of 50.7%, 58.9%, 46.2%, 72.4% and 58.3% of target, respectively, for the Named Officers.

        Second Half Period.    For the Second Half Period, consistent with the First Half Period, the Compensation Committee established a mix of corporate and individual goals for the Named Officers. Set forth below is a summary of the performance elements established for each Named Officer and the applicable portion of the Named Officer's bonus opportunity for the Second Half Period for each element:

Named Officer	Second Half 2014 Fiscal Year Incentive Goal	Portion of Bonus Opportunity
Oleg Khaykin	Achieve revenues equal to or greater than $530 million(1)	40%
	Achieve gross margin equal to or greater than $180 million(2)	40%
	Achieve operating expenses less than or equal to 29% of revenue(3)	20%
Ilan Daskal	Achieve revenues equal to or greater than $530 million(1)	40%
	Achieve gross margin equal to or greater than $180 million(2)	40%
	Achieve SG&A expense less than or equal to 18% of revenue(4)	20%

Gary Tanner	Achieve revenues equal to or greater than $530 million(1)	40%
	Achieve gross margin equal to or greater than $180 million(2)	40%
	Achieve operational effectiveness levels(5)	20%
Michael Barrow	Achieve revenues equal to or greater than $530 million(1)	20%
	Achieve gross margin equal to or greater than $180 million(2)	20%
	Achieve operational projects(5)	60%

Adam White	Achieve revenues equal to or greater than $530 million(1)	50%
	Achieve gross margin equal to or greater than $180 million(2)	30%
	Achieve SG&A expense less than or equal to 18% of revenue(4)	20%

Notes:

(1)
The revenue goal established by the Compensation Committee for the Second Half Period was the same as that established for the First Half Period. See note (1) to the table on First Half Period bonuses above for a description of the goal. For the Second Half Period, the Company reported revenue of $566.9 million, which was determined to be an achievement level of 69.5% for this element, and accordingly, the Compensation Committee awarded bonuses of $104,227, $35,799, $34,048, $17,024 and $41,148 to Messrs. Khaykin, Daskal, Tanner, Barrow and White, respectively.

(2)
The gross margin goal established by the Compensation Committee for the Second Half Period was the same as that established for the First Half Period. See note (2) to the table on First Half Period bonuses above for a description of the goal. For the Second Half Period, the Company reported gross margin of $203.1 million, which was determined to be an achievement level of 63.1% for this element, and accordingly, the Compensation Committee awarded bonuses of $94,714, $32,531, $30,940, $15,470 and $22,435 to Messrs. Khaykin, Daskal, Tanner, Barrow and White, respectively.

(3)
The operating expenses goal established by the Compensation Committee for the Second Half Period was the same as that established for the First Half Period. See note (3) to the table on First Half Period bonuses above for a description of the goal. For the Second Half Period, the Company's operating expenses were 28.2% of revenue, which was determined to be an achievement level of 55.7% for this element, and accordingly, the Compensation Committee awarded a bonus of $41,773 to Mr. Khaykin.

(4)
The SG&A expense goal established by the Compensation Committee for the Second Half Period was the same as that established for the First Half Period. See note (4) to the table on First Half Period bonuses above for a description of the goal. For the Second Half Period, the Company's SG&A expense was 16.6% of revenue, which was determined to be an achievement level of 88.2% for this element, and accordingly, the Compensation Committee awarded bonuses of $22,712 and $20,885 to Messrs. Daskal and White, respectively.

(5)
See note (5) to the table on First Half Period bonuses to see a brief description of the types of goals established for Mr. Tanner and Mr. Barrow. For the performance goals and assessments for non-reported financial metrics, such as the achievement of operational effectiveness or operational projects, the Company does not disclose the goals, plans or components thereof for these same reasons as set forth in note (5) to the table on First Half Period bonuses. However, the Company believes the performance goals were challenging but reasonably attainable under the Company's circumstances at the time the goals were established, and the evaluation of the merits of each goal was based on the Compensation Committee's assessment of performance. Moreover, it was a condition of each of these goals for the Second Half Period that either or both of the threshold levels of Company revenue and gross margin be achieved, and which in fact were achieved (See notes (1) and (2), above). For the Second Half Period, the Compensation Committee determined a level of achievement of 133.3% for operational effectiveness for Mr. Tanner and of 70% for operational projects for Mr. Barrow, and accordingly, the Compensation Committee awarded bonuses of $32,667 and $51,450 to Messrs. Tanner and Barrow, respectively.

        Based on the performance achievements set forth above, for the Second Half Period, the Compensation Committee awarded aggregate bonuses of $240,714, $91,042, $97,654, $83,944 and $84,469 to Messrs. Khaykin, Daskal, Tanner, Barrow and White, respectively, representing aggregate performance achievement of 64.2%, 70.7%, 79.7%, 68.5% and 71.3% of target, respectively, for the Named Officers.

  Equity Incentive Awards

        Fiscal Year 2014 Annual Equity Awards.    The Company's view is that the executive officers' long-term compensation should be linked directly to the value provided to our stockholders and that the incentives should be forward-looking. In fiscal year 2014, in order to retain key employees and align their potential rewards with the Company's stock price performance, Compensation Committee established a restricted stock unit ("RSU") award program ("RSU Program") for certain key employees, including the Named Officers. The program consisted of two types of RSU awards: (i) RSU awards that vest based on the employee's continued service with the Company ("Time-Based RSUs"), and (ii) RSU awards that vest on the satisfaction of specified stock appreciation performance conditions ("Performance RSUs"). The Company's view is that Time-Based RSU awards help to reward and retain its executives over an extended period of time, and that Performance RSUs provide further incentives for executives to help the Company achieve specific performance goals over the medium to long term that are intended to create value for the Company's stockholders.

        Annual equity awards are generally granted to Named Officers at the close of the fiscal year in order to take into account Company performance during the fiscal year in considering the overall compensation for Named Officers. The Compensation Committee made awards of Time-Based RSUs and Performance RSUs to Named Officers on June 26, 2014 as follows:

Number of Shares Subject to Fiscal Year 2014 RSU Awards for Named Officers

		Performance RSUs(2)
Named Officer	Time-Based RSUs(1)	Minimum Vesting Quantity	Target Vesting Quantity	Maximum Vesting Quantity
Oleg Khaykin	80,000	0	126,530	151,830
Ilan Daskal	20,000	0	26,630	31,960
Gary Tanner	20,000	0	26,630	31,960
Michael Barrow	18,000	0	23,980	28,770
Adam White	20,000	0	26,630	31,960

Notes:

(1)
For the Time-Based RSUs, one third of the award vests on each of the first three anniversaries of the grant date, subject to the executive's continued service with the Company through the vesting date.

(2)
As indicated in the table above, more than half of the shares underlying each Named Officer's fiscal year 2014 awards are performance based, with stock price appreciation performance goals as set forth below. The Performance RSUs will vest on the last day of the first fiscal quarter of the Company's fiscal year that ends in June 2018 (such fiscal quarter, the "Target Vesting Quarter," and the last day of such quarter, the "Vesting Date") based on the extent to which the Company's "Final Average Share Price" (as defined below) for such fiscal quarter exceeds $27.66 (the closing price of the Company's stock on June 26, 2014 and referred to as the "Base Price"). The number of RSUs that vest on the Vesting Date shall be determined by multiplying (a) the target number of RSUs subject to the award, by (b) the "Vesting Percentage," which percentage shall be determined as follows:
  •
  If the Final Average Share Price for the Target Vesting Quarter is equal to 125% of the Base Price, the Vesting Percentage shall be 100%.

  •
  If the Final Average Share Price for the Target Vesting Quarter is greater than 125% of the Base Price, the Vesting Percentage shall be increased above 100% proportionately by 4% for each percentage point by which the percentage appreciation of the Final Average Share Price over the Base Price is greater than 25% (including fractional percentages). In no event, however, shall the Vesting Percentage exceed 120%.

  •
  If the Final Average Share Price for the Target Vesting Quarter is less than 125% of the Base Price, the Vesting Percentage shall be reduced below 100% proportionately by 4% for each percentage point by which the percentage appreciation of the Final Average Share Price over the Base Price is less than 25% (including fractional percentages).

  •
  If the Final Average Share Price for the Target Vesting Quarter is less than or equal to 100% of the Base Price, the Vesting Percentage shall be zero.

  In addition, if the Final Average Share Price for either the fourth fiscal quarter of the Company's fiscal year that ends in June 2017 or the second fiscal quarter of the Company's fiscal year that ends in June 2018 exceeds the Base Price, the award will vest on the last day of such fiscal quarter as to the number of RSUs determined under the formula described above (with the number of RSUs that vest in any fiscal quarter being reduced by the number of any RSUs that vested in a prior fiscal quarter). For the purposes of the award, "Final Average Share Price" means the unweighted average of the daily closing prices of the Company's shares of common stock on the New York Stock Exchange for all trading days in the applicable fiscal quarter, adding back any ordinary or extraordinary cash dividends (without interest) paid by the Company on its common stock since the grant date of the award.

        In reviewing the levels of awards, the Compensation Committee considered the awards in the context of the overall potential compensation level for each Named Officer as compared to the Company's peer group, and the performance of the Company in fiscal year 2014. The Compensation Committee determined that it would be appropriate for the majority of shares attributed to each Named Officer's annual equity award to consist of Performance RSUs to provide a greater incentive to achieve Company performance (and thereby achieve the stock price appreciation goals established for the awards). The Compensation Committee believed that the structure of the fiscal year 2014 annual grants would encourage the Named Officers to focus on the long-term growth of the

Company, provide an additional retention incentive for these executives over the three-year period of the award, and provide a reward to executives should key shareholder return targets be achieved.

        Determination as to 2011 Performance Awards.    As described in the Company's proxy statement for its 2011 annual meeting, Messrs. Khaykin, Daskal and Barrow were each granted an award of restricted stock units in June 2011 that were eligible to vest if the Company's average stock price for all trading days in fiscal year 2014 exceeded the stock price on the grant date of the award. At the end of fiscal year 2014, the Compensation Committee determined that the performance goal had not been met and, accordingly, each of these awards terminated without vesting at the end of the 2014 fiscal year.

        Timing of Award Grants.    The Company has not historically had any program, plan or practice to time the grant of equity-based awards to our executives in coordination with the release of material non-public information; however, the Company has adopted a practice for grants of option awards to generally be made on the third trading day following the filing of the Company's next periodic report with the SEC (with option awards to new directors being made at the day of appointment), with RSU awards granted at the time deemed appropriate for the business needs of the Company. All equity grants are made under the Company's stock plans approved by the stockholders. The per share exercise price of options cannot be less than the closing price of the Company's common stock on the date of grant.

Non-Qualified Deferred Compensation Plan

        The Company maintains the DCP which became effective July 5, 2004, for the benefit of its executives and other key employees and its directors. Under the DCP, select employees who satisfy certain eligibility requirements, including each of the Named Officers, and members of the Board, may make annual irrevocable elections to defer their compensation to be earned during the following calendar year. In addition, the Company may make discretionary contributions, although it did not do so for fiscal year 2014. The Company believes that providing executive officers with deferred compensation opportunities is a cost-effective way to permit officers to receive potential tax benefits associated with delaying the income tax event on the deferred compensation (and investing the pre-tax compensation), even though the related deduction for the Company is also deferred. Information with respect to the Named Officers' participation in the DCP is presented in the "Non-Qualified Deferred Compensation Plan Table-Fiscal Year 2014" and the material terms of the DCP are described following that table.

401(k) Retirement Benefits

        The Company provides retirement benefits to its executive officers under the terms of its tax-qualified 401(k) plan. The Named Officers participate in the plan on substantially the same terms as the other participating employees.

Perquisites

        The Company provides certain perquisites and personal benefits to the executive officers. The nature and amount of these perquisites vary among the executive officers and generally consist of one or more of the following: automobile allowance and housing allowance benefits. While the Company does not provide many perquisites or personal benefits, we believe that perquisites and personal benefits are often a tax-advantaged way to provide the executive officers with additional annual compensation that supplements their other compensation opportunities, and therefore we treat perquisites as another component of annual compensation that is merely paid in a different form. In the case of housing allowance benefits, they also provide an important element in the Company's ability to recruit key talent. The perquisites and personal benefits paid to each Named Officer in fiscal year 2014 are reported in the "Summary Compensation Table—Fiscal Year 2014" below, and are explained in more detail in footnotes (3) through (7) thereto.

Severance and Other Benefits

        Severance Benefits Generally.    The Company believes that providing severance protection to its executives helps attract and retain executive talent. Severance protections for our executive officers were negotiated on an individual by individual basis in connection with the negotiation of other employment terms, typically in connection with the entering into of employment agreements or employment offer letters or separation agreements with each executive officer.

        Severance Benefits for Named Officers.    As described in more detail below under "Potential Payments Upon a Termination or Change in Control," the employment arrangements for Mr. Khaykin and Mr. Daskal provide that the executive may be provided severance and other benefits upon an actual or constructive termination of employment, with enhanced benefits if such termination occurs in connection with a change in control of the Company. Each of the other Named Officers would be entitled to severance and other benefits upon an actual or constructive termination of employment under the terms of their respective severance agreements with the Company if such termination occurs in connection with a change in control of the Company. Under their respective agreements which were entered into several years ago, the Named Officers (other than Mr. Tanner, as mentioned below) may also be entitled in certain circumstances to a tax "gross-up" payment in the event that the benefits they are entitled to receive are subject to the imposition of excise taxes under Section 4999 of the Internal Revenue Code in connection with a change in control of the Company. These gross-up benefits were negotiated in connection with entering into their respective agreements and the Compensation Committee determined that providing these Named Officers with this benefit was necessary and appropriate to attract and retain these executive officers during a challenging period for the Company. However, the Company has made a determination as a matter of policy that such provisions will not be included in future agreements or amended agreements with executive officers. Accordingly, Mr. Tanner would not be entitled to a tax gross-up payment under his change in control severance agreement with the Company entered into in December 2012 in connection with his hiring.

        The Compensation Committee has also adopted non-binding severance guidelines that are applicable to officers of the Company in the event that their employment is terminated by the Company for reasons other than for cause. However, the guidelines would not apply to any Named Officer who already has a negotiated severance agreement in place to the extent the conditions set forth in their respective severance agreements are applicable to the given event. The Compensation Committee adopted these guidelines in an effort to try to standardize severance compensation for terminating employees. While these are guidelines, they are not contractual commitments on behalf of the Company, and the Compensation Committee retains the discretion and the authority to review, approve, modify or alter any such arrangement.

        We generally do not believe that executive officers should be entitled to severance benefits merely because a change in control transaction occurs and require a termination event to take place in order to pay cash severance. However, under the terms of our stock incentive plans, if the Company undergoes a change in control or similar event, each outstanding award under the plan (including awards held by the Named Officers) will generally become fully vested and, in the case of options, exercisable, unless the Compensation Committee provides for the substitution, assumption, exchange or other continuation of the outstanding awards. Although this vesting will occur whether or not a Named Officer's employment terminates, we believe it is appropriate to fully vest equity awards that will terminate in these change in control situations because such a transaction would effectively end the Named Officers' ability to realize any further value with respect to the equity awards. However, for the Time-Based RSU awards granted to Named Officers, the Compensation Committee also provided that the awards would vest in the event of a change in control if there is an actual or constructive termination of the executive's employment within two years after the change in control. In addition, the Performance RSU awards granted to Named Officers would generally terminate on a change in control, with the vesting of the award being determined by the Compensation Committee based on achievement of the applicable stock price performance condition as of the date of the change in control transaction. Vesting of these performance based RSU awards would not automatically accelerate on a change in control (even if the awards are to be terminated on a change in control) unless the applicable performance condition has been satisfied. The High Performance RSUs (as described in the Company's proxy statement for fiscal year 2013) held by the Named Officers also provide for the possible acceleration of the award in the event of a change in control combined with an actual or constructive termination of the executive's employment within two years after the change in control or termination of the award as part of the change in control.

        Please see the "Potential Payments Upon Termination or Change in Control" section below for a description of the potential payments that may be made to the Named Officers in connection with their termination of employment or a change in control.

        Also see "Actions of the Compensation Committee for Fiscal Year 2015", below, for a summary of changes to potential severance benefits for Named Officers related to the pending Merger (as described below).

Actions of the Compensation Committee for Fiscal Year 2015

        The Compensation Committee has adopted its fiscal year 2015 compensation arrangements for the Named Officers. No base salary increases were provided to Mr. Khaykin or Mr. Tanner for fiscal year 2015, but the base salaries of Messrs. Daskal, Barrow and White were increased by $7,000 compared to fiscal year 2014 in connection with the elimination of a car allowance provided in each executive's offer letter with the Company.

        The Compensation Committee also adopted a cash incentive compensation program for Named Officers, substantially similar to that in effect for fiscal year 2014. Under the cash incentive bonus program, each Named Officer is eligible to receive a cash bonus for fiscal year 2015, expressed as a target bonus percentage of the Named Officer's annualized base salary. For Named Officers, the Compensation Committee established a mix of (i) corporate goals based upon the Company's level of achievement of certain revenue and gross margin targets, and (ii) expense levels or functional achievements based on the particular Named Officer's functions and areas of responsibility, in each case excluding extraordinary and one-time items. Each goal under the fiscal year 2015 program requires a threshold level of performance in order for a bonus to be awarded as to that particular performance goal, with functional goals that are not based on reported financial metrics requiring that a threshold level of Company revenue and/or gross margin be achieved. The target bonus percentages for all Named Officers were unchanged from fiscal year 2014. Specific goals and assessments for the program are made on a semiannual basis. In no event will any bonus under the program, including any supplemental bonus, exceed 200% of the Named Officer's applicable target bonus.

        At the request of the Compensation Committee and the Board of Directors of the Company, in connection with the Company's execution of its August 20, 2014 merger agreement ("Merger Agreement") with Infineon Technologies AG ("Infineon"), each of the Named Officers entered into a letter agreement with the Company pursuant to which he agreed, in the case of Mr. Khaykin, for the purposes of his employment agreement, and in the case of the other Named Officers, for purposes of his severance agreement, that a "change in control" would not be deemed to have occurred until the consummation of the merger contemplated by the merger agreement (the "Merger"), notwithstanding that the employment agreement and the severance agreements provide that a "change in control" would occur at the time that the Company's stockholders approve the merger agreement, prior to the consummation of the Merger.

        In addition, in connection with the Merger Agreement, each of the Named Officers (other than Mr. Khaykin) entered into a letter agreement pursuant to which the Named Officer agreed to amend his severance agreement to provide for (i) the severance benefits described in "Severance and Other Benefits" above (with the value determined as of the closing date of the Merger) to be paid upon the earlier of (A) six months following the closing of the Merger and (B) a qualifying termination of employment (which, for these purposes, includes the death or disability of the Named Officer) during the six-month period immediately following the closing of the Merger and (ii) the application of the 280G excise tax gross up provision (other than for Mr. Tanner) to payments received by the Named Officers in connection with the Merger regardless of whether the Named Officer's employment is terminated on or after the closing of the Merger. The Named Officers (other than Mr. Daskal and Mr. Khaykin) also agreed to waive certain rights to resign for "good reason" under the severance agreement during the six-month period immediately following the closing of the Merger. By waiving the right to resign for "good reason" under certain circumstances, the Named Officers who agreed to such waiver agreed that certain of their duties and responsibilities may be changed during the six month period following the closing of the Merger and such Named

Officer will not have the right to resign and receive the severance benefits under the severance agreement during the first six months following the closing of the Merger as a result of such changes to their duties and responsibilities.

        The Compensation Committee and the Board of Directors approved the amendments to the severance agreements described above at the request of Infineon. These amendments are intended to increase the likelihood of certain executive officers who maintain key customer relationships and certain executive officers who are critical to the transition remaining with Company during the period immediately following the closing of the Merger. As such, these amendments were considered integral to Infineon's willingness to execute the merger agreement. The amendments (i) only apply to the extent that the Merger is consummated, and (ii) were entered into after the purchase price (and thus, the value to the Company's stockholders) was established under the merger agreement. Accordingly, the Compensation Committee and the Board of Directors determined that these amendments were in the best interests of the Company's stockholders.

Section 162(m) Policy

        Under current Internal Revenue Service guidance, Section 162(m) of the Internal Revenue Code of 1986, as amended (the "Code") generally disallows a tax deduction to public corporations for compensation over $1,000,000 paid for any year to the corporation's CEO and certain of its other executive officers. However, Section 162(m) exempts qualifying performance-based compensation from the deduction limit if certain requirements are met. As one of the factors in its consideration of compensation matters, the Compensation Committee considers the anticipated tax treatment to the Company and to the executives of various payments and benefits, including the Company's ability to deduct these amounts as compensation under Section 162(m). However, the Compensation Committee retains the flexibility to provide total compensation as it deems appropriate in line with competitive practice, the Company's compensation philosophy, and the interests of stockholders. Accordingly, the Company may pay compensation to the Named Officers that may not be deductible for federal income tax purposes.

COMPENSATION COMMITTEE REPORT(1)

        The Compensation Committee has certain duties and powers as described in its Charter. As of the end of our 2014 fiscal year, the Compensation Committee was comprised of the four Non-Employee Directors named at the end of this report, each of whom is independent as defined by the NYSE listing standards.

        The Compensation Committee for our 2014 fiscal year has reviewed and discussed with management the disclosures contained in the Compensation Discussion and Analysis section of this report. Based upon this review and our discussions, the Compensation Committee for our 2014 fiscal year has recommended to the Board of Directors that the Compensation Discussion and Analysis ("CD&A") section be included in this report. The CD&A section includes information for the Company's 2014 fiscal year based on the date of the filing of this report.

The Compensation Committee of the Board of Directors

Dwight W. Decker (Chair) James D. Plummer Barbara L. Rambo Rochus E. Vogt

(1)
SEC filings sometimes "incorporate information by reference." This means a company is referring you to information that has previously been filed with the SEC, and that this information should be considered as part of the filing you are reading. Unless the Company specifically states otherwise, this report shall not be deemed to be incorporated by reference and shall not constitute soliciting material or otherwise be considered filed under the Securities Act of 1933 or the Exchange Act.

COMPENSATION POLICIES AND PRACTICES AS THEY RELATE
TO THE COMPANY'S RISK MANAGEMENT

        The Company believes that its compensation policies and practices for all employees, including executive officers, do not create risks that are reasonably likely to have a material adverse effect on the Company. We further believe that the Company has appropriate safeguards in place with respect to compensation programs that assist in mitigating excessive risk-taking that could harm our value or reward poor judgment by our executives and employees. These safeguards include: managing pay opportunities to market levels through peer benchmarking; balancing performance focus between near-term objectives and long-term shareholder value creation; issuing equity awards that vest over multi-year time horizons; focusing equity on full value shares and performance shares (rather than stock options) and capping cash incentive plan payments. Furthermore, the Compensation Committee retains its own independent compensation advisor to provide input on executive pay matters, meets regularly, and approves all performance goals, award vehicles, and pay opportunity levels.

COMPENSATION COMMITTEE
INTERLOCKS AND INSIDER PARTICIPATION

        Dwight W. Decker, James D. Plummer, Barbara L. Rambo and Rochus E. Vogt served as members of the Compensation Committee during all of our 2014 fiscal year. No current member of the Compensation Committee, and no member of our Compensation Committee during our 2014 fiscal year, is a current or former executive officer or employee of the Company, or had any relationships requiring disclosure by the Company under the SEC's rules requiring disclosure of certain relationships and related-party transactions. None of the Company's executive officers served as a director or a member of a compensation committee (or other committee serving an equivalent function) of any other entity, the executive officers of which served as a director or member of the Compensation Committee during our 2014 fiscal year.

 SUMMARY COMPENSATION TABLE—FISCAL YEAR 2014

        The following table presents information regarding compensation of our Named Officers for services rendered during fiscal years 2014, 2013 and 2012:

Name and Principal Position (a)	Year (b)	Salary ($)(1) (c)	Bonus ($) (d)	Stock Awards ($)(2) (e)	Option Awards ($)(2) (f)	Non-Equity Incentive Plan Compensation ($) (g)	Change in Pension Value and Nonqualified Deferred Compensation Earnings (h)	All Other Compensation ($)(3)(4)(5)(6)(7) (i)	Total ($) (j)
Oleg Khaykin,	2014	750,000	—	4,816,685	—	430,914	—	4,084	6,001,683
Chief Executive Officer(3)	2013	778,846	—	4,442,344	—	—	—	4,409	5,225,599
	2012	750,000	—	2,318,736	—	114,975	—	6,510	3,190,221
Ilan Daskal,	2014	367,654	—	1,101,314	—	166,711	—	75,265	1,710,944
Executive Vice President and	2013	363,461	—	1,056,406	—	12,985	—	78,139	1,510,991
Chief Financial Officer(4)	2012	350,000	—	579,684	—	47,848	—	75,890	1,053,422
Gary Tanner,	2014	350,000	—	1,101,314	—	154,298	—	3,508	1,609,120
Executive Vice President and	2013	165,577	—	1,358,655	561,453	—	—	232,718	2,318,403
Chief Operations Officer(5)
Michael Barrow,	2014	350,000	—	991,286	—	172,658	—	7,238	1,521,182
Executive Vice President, GaN	2013	363,461	—	1,056,406	—	—	—	7,638	1,427,505
Technologies(6)	2012	350,000	—	579,684	—	39,960	—	23,536	993,180
Adam White,	2014	338,395	—	1,101,314	—	153,530	—	10,222	1,603,461
Senior Vice President, Global Sales(7)	2013	351,410	—	1,056,406	—	12,540	—	10,617	1,430,973
	2012	338,395	—	793,764	—	45,229	—	10,355	1,187,743

(1)
The annualized base salaries in fiscal year 2013 for Messrs. Khaykin, Daskal, Barrow and White were $750,000, $350,000, $350,000, and 338,400, respectively, with actual payment based on a 52 week year. However, the Company operates on the basis of a 52-53 week fiscal year, and in the Company's 2013 fiscal year there were 53 weeks. As a consequence of the additional week and the timing of the Company's payroll cycle, the actual base salary paid to Named Officers in fiscal year 2013 and reported in Column (c), above, is somewhat higher than the Named Officers' respective annualized base salary. Mr. Tanner became an employee of the Company on January 2, 2013, and the base salary reported in Column (c), above, for Mr. Tanner in fiscal year 2013 reflects base salary paid to him for the period of January 2, 2013 through the end of the Company's 2013 fiscal year.

(2)
The amounts reported in Column (e) and (f) above represent the aggregate grant date fair value for option and restricted stock unit awards (disregarding any estimate of forfeitures related to service-based vesting conditions) granted during each year presented and computed in accordance with FASB ASC Topic 718. These amounts do not reflect whether the recipient has actually realized or will realize a financial benefit from the awards (such as by vesting in an option, restricted stock or restricted stock unit award). For a discussion of the assumptions and methodologies used to calculate the amounts reported, please see (i) the discussion of option and restricted stock unit award contained in Part II, Item 8, Note 9, "Stock-Based Compensation and Employee Benefit Plans" to the Company's Consolidated Financial Statements, included in the Original Filing, and (ii) similar Stock-Based Compensation Plan notes contained in the Company's Consolidated Financial Statements filed with Annual Reports on Form 10-Ks for fiscal years prior to fiscal year 2014 as to the options and restricted stock unit awards granted in those years.

The amounts reported in column (e) include the value of certain performance-based equity awards granted to the Named Officers during fiscal years 2012, 2013 and 2014. The grant date fair value of these awards is reported based on the probable outcome (determined as of the grant date) of the performance-based conditions applicable to the awards using a Monte Carlo valuation analysis. For fiscal year 2014, a comparison of the value of the performance based RSUs using the probable outcome valuation and the value of the awards assuming maximum performance without probable outcome valuation (and computed based on the value of a share of the Company's common stock on the grant date) is as follows:

  Grant Date Fair Value of Fiscal Year 2014 Performance Based RSUs Using Probable Outcome Monte Carlo Analysis (and disclosed in above table):

Named Officer	Performance RSUs ($)
Oleg Khaykin	2,603,885
Ilan Daskal	548,114
Gary Tanner	548,114
Michael Barrow	493,405
Adam White	548,114

  Fiscal Year 2014 Performance Based RSUs Assuming Maximum Performance Without Probability of Outcome Analysis and Computed Using the Value of Company Shares as of the Grant Date:

Named Officer	Performance RSUs ($)
Oleg Khaykin	4,199,618
Ilan Daskal	884,014
Gary Tanner	884,014
Michael Barrow	795,778
Adam White	884,014
(3)
The amount reported in Column (i) for Mr. Khaykin for fiscal year 2014 consists of a matching contribution under the Company's 401(k) plan ($3,000); employer paid life insurance premiums ($1,080), and a medical plan rebate provided to Mr. Khaykin in accordance with the Patient Protection and Affordable Care Act ("ACA") ($4).

(4)
The amount reported in Column (i) for Mr. Daskal for fiscal year 2014 consists of a housing allowance ($65,000); an automobile allowance ($6,721); a matching contribution under the Company's 401(k) plan ($3,000); employer paid life insurance premiums ($540); and a medical plan rebate provided to Mr. Daskal in accordance with the ACA ($4). Mr. Daskal's housing allowance is described in more detail in "Description of Employment Agreements, Salary and Bonus Amounts of Named Officers" below.

(5)
The amount reported in Column (i) for Mr. Tanner for fiscal year 2014 consists of a matching contribution under the Company's 401(k) plan ($3,000); employer paid life insurance premiums ($504); and a medical plan rebate provided to Mr. Daskal in accordance with the ACA ($4).

(6)
The amount reported in Column (i) for Mr. Barrow for fiscal year 2014 consists of an automobile allowance ($6,720); employer paid life insurance premiums ($514); and a medical plan rebate provided to Mr. Barrow in accordance with the ACA ($4).

(7)
The amount reported in Column (i) for Mr. White for fiscal year 2014 consists of an automobile allowance ($6,720); a matching contribution under the Company's 401(k) plan ($3,000); employer paid life insurance premiums ($498); and a medical plan rebate provided to Mr. White in accordance with the ACA ($4).

Compensation of Named Officers

        The "Summary Compensation Table—Fiscal Year 2014" above quantifies the value of the different forms of compensation earned by or awarded to our Named Officers during our 2014 fiscal year. The primary elements of each Named Officer's total compensation reported in the table are base salary, an annual incentive compensation opportunity and other bonuses, and long-term equity incentives in the form of restricted stock units. Named Officers also received the other benefits listed in Column (i) of the "Summary Compensation Table—Fiscal Year 2014," as further described in footnotes (3) through (7) to the table.

        The "Summary Compensation Table—Fiscal Year 2014" should be read in conjunction with the tables and narrative descriptions that follow. A description of the material terms of each Named Officer's base salary and the bonuses received by each Named Officer, if any, is provided immediately following this paragraph. The Grants of Plan-Based Awards in Fiscal Year 2014 table, and the description of the Named Officers' annual incentive compensation opportunity that follows it, provides information regarding the equity awards and incentive bonus opportunities awarded to Named Officers during our 2014 fiscal year. The Outstanding Equity Awards at Fiscal Year Ended June 29, 2014 and Option Exercises and Stock Vested in Fiscal Year 2014 tables provide further information on the Named Officers' potential realizable value and actual value realized with respect to their equity awards. The discussion of the potential payments due upon a termination of employment or change in control that follows is intended to further explain the potential future payments that are, or may become, payable to our Named Officers under certain circumstances.

Description of Employment Agreements, Salary and Bonus Amounts of Named Officers

        The Company has entered into an employment agreement with Mr. Khaykin, and has entered into employment letter agreements with each of Messrs. Daskal, Tanner, Barrow and White.

        Mr. Khaykin.    The Company and Mr. Khaykin, the Company's CEO, are parties to an employment agreement dated February 6, 2008. Mr. Khaykin's agreement generally provides for a three-year term, with annual renewals for up to four additional years unless either party provides a timely written notice of non-renewal. Neither party has given notice of non-renewal and so Mr. Khaykin's employment agreement is currently in effect in the renewal periods. Mr. Khaykin's agreement provides that his base salary will be $750,000 annually and his target annual incentive bonus opportunity will equal 100% of his base salary. In connection with any expiration of the term of Mr. Khaykin's Board seat during his period of employment with the Company, the Company has agreed to re-nominate Mr. Khaykin to the Board at the related annual meeting of the Company's stockholders. Mr. Khaykin's agreement also provides Mr. Khaykin with severance payments and benefits upon his termination of employment. See "Potential Payments upon Termination or Change in Control" below for a description of the material terms of these benefits.

        Mr. Daskal.    The Company and Mr. Daskal entered into an offer letter agreement dated September 20, 2008 ("Daskal Offer Letter") and a Severance Agreement dated September 20, 2008 ("Daskal Severance Agreement"). Under the Daskal Offer Letter, Mr. Daskal is entitled to an annual base salary of $350,000 and a target annual incentive bonus opportunity equal to 70% of his base salary. Effective beginning with the Company's 2014 fiscal year, the Compensation Committee approved an increase in Mr. Daskal's annual base salary to $368,000. Included as part of Mr. Daskal's benefits under the Daskal Offer Letter (as subsequently amended in 2009) were certain relocation, home sale assistance and temporary living assistance benefits for a period of three years following his employment start date with the Company. Such relocation benefits included a gross-up for taxes. Because Mr. Daskal's residence was not located near the Company's corporate headquarters, providing relocation benefits was an important inducement to securing the hiring of Mr. Daskal. In August 2011, the Compensation Committee approved an annual allowance of $65,000 for Mr. Daskal, without tax gross-up, effective as of the commencement of the Company's 2012 fiscal year in lieu of any further relocation and temporary living benefits. Mr. Daskal's agreement also provides for a monthly car allowance. On August 14, 2014, the Company and Mr. Daskal entered into an amendment to the Daskal Offer Letter to memorialize an increase in Mr. Daskal's annual base pay to $375,000 and the elimination of Mr. Daskal's car allowance, in each case effective as of the commencement of the Company's 2015 fiscal year.

        The Daskal Offer Letter and the Daskal Severance Agreement also provide Mr. Daskal with severance payments and benefits upon his termination of employment. See "Potential Payments upon Termination or Change in Control" below for a description of the material terms of these benefits.

        Mr. Tanner.    On December 7, 2012, the Company entered into an offer letter agreement providing for Mr. Tanner to become the Company's Executive Vice President and Chief Operations Officer. From January 16, 2012 until Mr. Tanner became an employee of the Company, GWT Consulting and Investments LLC, a consulting company of which Mr. Tanner is the principal, provided consulting services to the Company. Mr. Tanner joined the Company on January 2, 2013. Mr. Tanner's agreement provides for a base salary of $350,000 annually and for a target annual incentive bonus opportunity equal to 70% of his base salary. Under the offer letter agreement, Company management agreed to recommend to the Compensation Committee that Mr. Tanner be granted equity awards of (i) an option to purchase 100,000 shares of the Company's common stock, and (ii) restricted stock units covering 15,000 shares of the Company's common stock. Both such awards were made by the Compensation Committee on February 1, 2013.

        Additionally, under his letter agreement, Mr. Tanner was also entitled to relocation benefits in accordance with the Company's standard executive relocation program for up to twenty four months following his employment commencement date and will receive additional benefits under that program of, among under things, (i) up to four months temporary living assistance not to exceed $3,000 per month, (ii) assistance and benefits with respect to the sale of his current residence, and assistance with the closing costs on the purchase of a new residence up to $30,000, and (iii) an increase in relocation benefits to compensate for certain tax liabilities associated therewith. On December 7, 2012, the Company and Mr. Tanner also signed an agreement that provides Mr. Tanner with severance payments and benefits upon his termination of employment under certain conditions. See "Potential Payments upon Termination or Change in Control" below for a description of the material terms of these benefits.

        Mr. Barrow.    On March 28, 2008, the Company entered into an offer letter agreement ("Barrow Offer Letter") providing for Mr. Barrow to become the Company's Executive Vice President and Chief Operations

Officer effective April 1, 2008. Mr. Barrow's agreement provides that Mr. Barrow's base salary shall be $350,000 annually and Mr. Barrow will have a target annual incentive bonus opportunity equal to 70% of his base salary. Mr. Barrow is also entitled to a car allowance and relocation benefits. On August 21, 2008, the Company and Mr. Barrow signed an agreement that provides Mr. Barrow with severance payments and benefits upon his termination of employment under certain conditions. See "Potential Payments upon Termination or Change in Control" below for a description of the material terms of these benefits. On January 2, 2013, upon Mr. Tanner becoming Chief Operations Officer, Mr. Barrow's position and title changed to that of Executive Vice President, GaN Technologies. On August 14, 2014, the Company and Mr. Barrow entered into an amendment to the Barrow Offer Letter to memorialize an increase in Mr. Barrow's annual base pay to $357,000 and the elimination of Mr. Barrow's car allowance, in each case effective as of the commencement of the Company's 2015 fiscal year.

        Mr. White.    On July 22, 2011, the Company entered into an offer letter agreement ("White Offer Letter") providing for Mr. White to become the Company's Senior Vice President, Global Sales. Mr. White's agreement provides that Mr. White's base salary shall be $338,400 annually and Mr. White will have a target annual incentive bonus opportunity equal to 70% of his base salary. Mr. White's agreement also provides for a monthly car allowance. Pursuant to the letter agreement and a prior agreement entered into by Mr. White in September 2008, the Company has agreed to provide Mr. White with severance payments and benefits upon his termination of employment under certain conditions. See "Potential Payments upon Termination or Change in Control" below for a description of the material terms of these benefits. On August 14, 2014, the Company and Mr. White entered into an amendment to the White Offer Letter to memorialize an increase in Mr. White's annual base pay to $345,400 and the elimination of Mr. White's car allowance, in each case effective as of the commencement of the Company's 2015 fiscal year.

GRANTS OF PLAN-BASED AWARDS IN FISCAL YEAR 2014

        The following table presents information regarding the equity awards granted to the Named Officers during fiscal year 2014 and the short-term incentive opportunities under the fiscal year 2014 cash incentive program. The material terms of each grant are described below under "Description of Plan-Based Awards" and the granting of the awards is described under the heading "Equity Incentive Awards" at page            .

									All Other Stock Awards: Number of Shares of Stock or Units (#) (i)	All other option awards: Number of securities underlying options (#) (j)
											Exercise or base price of option awards ($/Sh) (#) (k)
			Estimated Possible Payments Under Non-Equity Incentive Plan Awards(1)			Estimated Possible Payments Under Equity Incentive Plan Awards						Grant Date Fair Value of Stock and Option Awards ($)(2) (l)
Name (a)	Grant Date (b)		Threshold ($) (c)	Target ($) (d)	Maximum ($) (e)	Threshold (#) (f)	Target (#) (g)	Maximum (#) (h)					Type of Equity Award
Oleg Khaykin	N/A		$300,000	$750,000	$1,500,000
	06/26/14					—	—	—	80,000			$2,212,800	Time Based RSU
	06/26/14	(3)				—	126,530	151,830	—			$2,603,885	Performance RSU
Ilan Daskal	N/A		$103,040	$257,600	$515,200
	06/26/14					—	—	—	20,000			$553,200	Time Based RSU
	06/26/14	(3)				—	26,630	31,960	—			$548,114	Performance RSU
Gary Tanner	N/A		$98,000	$245,000	$490,000
	06/26/14					—	—	—	20,000			$553,200	Time Based RSU
	06/26/14	(3)				—	26,630	31,960	—			$548,114	Performance RSU
Michael Barrow	N/A		$98,000	$245,000	$490,000
	06/24/14					—	—	—	18,000			$497,880	Time Based RSU
	06/26/13	(3)				—	23,980	28,770	—			$493,406	Performance RSU
Adam White	N/A		$94,752	$236,880	$473,760
	06/26/14					—	—	—	20,000			$553,200	Time Based RSU
	06/26/16	(3)				—	26,630	31,960	—			$548,114	Performance RSU

(1)
Amounts represent the potential amounts payable for our 2014 fiscal year in respect of these Named Officers' annual incentive opportunity at threshold, target and maximum performance levels. Such amounts exclude any potential upward modification for incentive bonus as a consequence of the revenue growth bonus modifier described above.

(2)
These amounts present the aggregate grant date fair value of the restricted stock unit and option awards computed in accordance with FASB ASC Topic 718 and do not reflect whether the recipient has actually realized or will realize a financial benefit from the awards (such as by vesting in a restricted stock unit award). For a discussion of the assumptions and methodologies used to calculate the amounts reported, please see the discussion of restricted stock unit award contained in Part II, Item 8, Note 9, "Stock-Based Compensation and

  Employee Benefit Plans" to the Company's Consolidated Financial Statements, included in the Original Filing. For performance-based awards, the grant date fair value is reported based on the probable outcome (determined as of the grant date) of the performance-based conditions applicable to the awards.

(3)
Awards shown are awards of Performance RSUs. See the "Compensation Discussion and Analysis" above for additional information on these grants.

DESCRIPTION OF PLAN-BASED AWARDS

        Non-Equity Incentive Plan Awards.    Please see the "Compensation Discussion and Analysis" above for a description of the material terms of these awards.

        Equity Awards.    Each of the awards reported in column (g) of the table above represents an award of performance based RSUs. The performance based RSUs granted in June 2014 are eligible to vest based on the Company's stock price achieving certain pre-established levels. See the "Equity Incentive Awards" section of the "Compensation Discussion and Analysis" above for more information on the vesting of these awards. Each of the awards reported in column (i) of the table above represents an award of Time-Based RSUs that are scheduled to vest in annual installments over the three-year period after the grant date. Each RSU granted during fiscal year 2014 represents the right to receive one share of our common stock payable upon vesting subject to applicable withholding taxes. Each of these RSU awards is evidenced by an award agreement that sets forth the specific terms and conditions of the award, not inconsistent with the terms of the applicable stock incentive plan under which it was awarded.

        Under the terms of our stock incentive plans, if the Company undergoes a change in control or similar event, each outstanding award will generally become fully vested and, in the case of options, exercisable, unless the Compensation Committee provides for the substitution, assumption, exchange or other continuation of the outstanding awards. The time-based awards reported in column (i) of the table above, to the extent they are assumed or continue after the transaction would vest if there is an actual or constructive termination of the Named Officer's employment within two years after the change in control. Also, the Performance RSU awards reported in column (g) of the table above would generally terminate on a change in control, with the vesting of the award being determined by the Compensation Committee based on achievement of the applicable performance condition as of the date of the transaction. Vesting of these performance based RSU awards would not automatically accelerate on a change in control (even if the awards are to be terminated on a change in control) unless the applicable performance condition has been satisfied.

        Each Named Officer's RSU awards reported in the table above were granted under, and are subject to the terms of, the 2011 Plan. The 2011 Plan is administered by the Compensation Committee, and the Compensation Committee has the ability to interpret and make all required determinations under the plan. This authority includes making required proportionate adjustments to outstanding restricted stock unit awards to reflect the corporate transactions described above, and making provision to ensure that participants satisfy any required withholding taxes. The Named Officers are not entitled to any dividend equivalent rights on the RSUs awarded to them in fiscal year 2014. RSU awards are generally only transferable to a beneficiary of a Named Officer upon his death or as approved by the Compensation Committee.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR ENDED JUNE 29, 2014

        The following table presents information regarding the outstanding equity awards held by each Named Officer as of the end of our 2014 fiscal year. Please see the notes to the table below for a description of the vesting requirements for these awards:

						Stock Awards
										Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)(4) (j)
								Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)(5) (i)
		Option Awards					Market Value of Shares or Units of Stock That Have Not Vested ($)(4) (h)
						Number of Shares or Units of Stock That Have Not Vested (#)(3) (g)
Name (a)	Grant Date	Number of Securities Underlying Unexercised Options (#) Exercisable (b)	Number of Securities Underlying Unexercised Options (#) Unexercisable(1) (c)	Option Exercise Price ($) (e)	Option Expiration Date(2) (f)
Oleg Khaykin	06/21/2012	—	—	—	—	20,000	553,200	110,400	(6)	3,053,664
	06/27/2013	—	—	—	—	56,000	1,548,960	101,920	(7)	2,819,107
	06/27/2013	—	—	—	—	—	—	136,500	(8)	3,775,590
	06/26/2014	—	—	—	—	80,000	2,212,800	151,830	(9)	4,199,617
Ilan Daskal	06/21/2012	—	—	—	—	5,000	138,300	27,600	(6)	763,416
	06/27/2013	—	—	—	—	14,000	387,240	25,480	(7)	704,777
	06/27/2013	—	—	—	—	—	—	29,250	(8)	809,055
	06/26/2014	—	—	—	—	20,000	553,200	31,960	(9)	884,014
Gary Tanner	02/01/2013	33,334	66,666	20.15	02/01/2018	10,000	276,600	—		—
	06/27/2013	—	—	—	—	14,000	387,240	25,480	(7)	704,777
	06/27/2013	—	—	—	—	—	—	29,250	(8)	809,055
	06/26/2014	—	—	—	—	20,000	553,200	31,960	(9)	884,014
Michael Barrow	06/21/2012	—	—	—	—	5,000	138,300	27,600	(6)	763,416
	06/27/2013	—	—	—	—	14,000	387,240	25,480	(7)	704,777
	06/27/2013	—	—	—	—	—	—	29,250	(8)	809,055
	06/26/2014	—	—	—	—	18,000	497,880	28,770	(9)	795,778
Adam White	08/25/2004	7,990	—	34.27	08/24/2014	—	—	—		—
	02/08/2010	25,000	—	18.97	02/07/2015	—	—	—		—
	07/22/2011	—	—	—	—	2,666	73,742	—		—
	06/21/2012	—	—	—	—	5,000	138,300	27,600	(6)	763,416
	06/27/2013	—	—	—	—	14,000	387,240	25,480	(7)	704,777
	06/27/2013	—	—	—	—	—	—	29,250	(8)	809,055
	06/26/2014	—	—	—	—	20,000	553,200	31,960	(9)	884,014

(1)
Subject to each Named Officer's continued employment, these options ordinarily become vested over a three-year period, with one-third of each option grant becoming vested on each of the first three anniversaries of the date the award was granted. As described in the "Potential Payments Upon Termination or Change in Control" section below, all or a portion of each option grant may vest earlier in connection with a change in control.

(2)
The expiration date shown is the normal expiration date, and the latest date that options may be exercised. Options may terminate earlier in certain circumstances, such as in connection with a Named Officer's termination of employment or in connection with certain corporate transactions, including a change in control.

(3)
Subject to each Named Officer's continued employment, the restricted stock units reported in this column ordinarily become vested over a three- year period, with one-third of each award becoming vested on each of the first three anniversaries of the date the award was granted. As described in the "Potential Payments Upon Termination or Change in Control" section below, all or a portion of each restricted stock unit award may vest earlier in connection with a change in control.

(4)
The aggregate market value of outstanding restricted stock unit awards is based on the closing price of the Company's common stock on June 27, 2014, which was the last trading day of the 2014 fiscal year, and assumes that all conditions for vesting, including any performance condition, were satisfied as of that date. The dollar amount reported in column (j) for performance-based awards is based on the maximum number of shares that may vest under the award.

(5)
The restricted stock units reported in this column are performance-based restricted stock units and only vest upon the satisfaction of the applicable performance vesting conditions. Please see Notes (6) through (9), below for a description of the vesting requirements for these awards.

(6)
These entries reflect Performance RSUs granted to Named Officers for the 2012 fiscal year. For these Performance RSUs, vesting is generally contingent on the Company's stock price achieving pre-established performance targets for the Company's 2015 fiscal year. See the "Equity

  Incentive Awards" section of the "Compensation Discussion and Analysis" in the Company's proxy statement for its 2012 annual meeting for a detailed discussion of the performance and vesting conditions for these Performance RSUs.

(7)
These entries reflect Performance RSUs granted to Named Officers for the 2013 fiscal year. For these Performance RSUs, vesting is generally contingent on the Company's stock price achieving pre-established performance targets for the fourth fiscal quarter of the Company's 2016 fiscal year. See the "Equity Incentive Awards" section of the "Compensation Discussion and Analysis" in the Company's proxy statement for its 2013 annual meeting for a detailed discussion of the performance and vesting conditions for these Performance RSUs.

(8)
These entries reflect "High Performance RSUs" granted to Named Officers for the 2013 fiscal year. For these Performance RSUs, vesting is generally contingent on the Company's stock price achieving pre-established performance targets for any period of 125 consecutive calendar days that occurs during the period beginning with July 1, 2013 and ending on the last day of the Company's 2016 fiscal year. In addition, vesting of the High Performance RSUs is contingent on the Named Officer's continued employment with the Company through the one-year period following the date the applicable performance goal is achieved. See the "Equity Incentive Awards" section of the "Compensation Discussion and Analysis" in the Company's proxy statement for its 2013 annual meeting for a detailed discussion of the performance and vesting conditions for these High Performance RSUs.

(9)
These entries reflect Performance RSUs granted to Named Officers for the 2014 fiscal year. For these Performance RSUs, vesting is generally contingent on the Company's stock price achieving pre-established performance targets during the first quarter of the Company's 2018 fiscal year, with vesting opportunity in the fourth quarter of the Company's 2017 fiscal year and the second quarter of the Company's 2018 fiscal if the pre-established performance targets are achieved. See the "Equity Incentive Awards" section of the "Compensation Discussion and Analysis" above for a detailed discussion of the performance and vesting conditions for these Performance RSUs.

OPTION EXERCISES AND STOCK VESTED IN FISCAL YEAR 2014

        The following table presents information regarding the exercise of stock options by the Named Officers during our 2014 fiscal year, and on the vesting during our 2014 fiscal year of restricted stock unit awards held by the Named Officers.

	Option Awards		Stock and Unit Awards
Name (a)	Number of Shares Acquired on Exercise (#) (b)	Value Realized on Exercise ($)(1) (c)	Number of Shares Acquired on Vesting (#) (d)	Value Realized on Vesting ($)(1) (e)
Oleg Khaykin	275,000	1,290,181	56,333	1,577,971
Ilan Daskal	41,666	516,211	19,333	517,001
Gary Tanner	0	0	12,000	322,770
Michael Barrow	0	0	19,333	517,001
Adam White	6,666	80,373	17,667	464,605

(1)
The dollar amounts shown in Column (c) above for option awards are determined by multiplying (i) the number of shares of common stock to which the exercise of the option related, by (ii) the difference between the per-share closing price of the common stock on the date of exercise and the exercise price of the options. The dollar amounts shown for restricted stock unit awards in Column (e) above are determined by multiplying (i) the number of restricted stock units that vested by (ii) the per-share closing price of our common stock on the vesting date.

 NON-QUALIFIED DEFERRED COMPENSATION PLAN TABLE—FISCAL YEAR 2014

        The Company maintains the DCP which became effective July 5, 2004. Under the DCP, select employees who satisfy certain eligibility requirements, including each of the Named Officers, may make annual irrevocable elections to defer up to 75% of their base salary and up to 100% of their bonus (including cash compensation earned under any Company incentive plans) to be earned during the following fiscal year. In addition, the Company may make discretionary contributions. The Company has not made any Company contributions with respect to any of the Named Officers under the DCP.

        The following table sets forth summary information regarding contributions to and account balances under the Company's DCP for and as of the last day of the 2014 fiscal year.

Name	Executive Contributions in last FY ($)(1)	Registrant Contributions in last FY ($)(2)	Aggregate Earnings in last FY ($)	Aggregate Withdrawals/ Distributions ($)(2)	Aggregate Balance at Last FYE ($)
Oleg Khaykin	—	—	—	—	—
Ilan Daskal	—	—	—	—	—
Gary Tanner	203,324	—	22,807	—	293,211
Michael Barrow	—	—	—	—	—
Adam White	—	—	—	—	—

(1)
Reflects base salary amounts earned by the Named Officers during fiscal year 2014 and contributed to the DCP by the Named Officers during fiscal year 2014. Accordingly, these amounts are also included in Column (c) of the "Summary Compensation Table—Fiscal Year 2014" above.

(2)
Except for the contributions of Mr. Tanner in the aggregate amount of $203,324, there were no individual or Company contributions or individual withdrawals or distributions with respect to any of the Named Officers under the DCP during fiscal year 2014.

        Account balances under the DCP are credited with income, gains and losses based on the performance of investment funds selected by the participant from a list of funds designated by the Company. Participants are at all times 100% vested in the amounts credited to their deferral accounts with respect to their deferrals. Amounts credited with respect to discretionary Company contributions are subject to vesting requirements, if any, imposed on such amounts by the Company. Participants will be eligible to receive distributions of the amounts credited to their accounts at or after their termination of employment, retirement, disability, death, change in control of the Company or upon another previously determined scheduled distribution date, in a lump sum or installments pursuant to elections made under the rules of the DCP. For the Named Officers, Section 409A of the Code requires that distributions that are triggered by separation from service may not occur earlier than the Named Officer's death or six months following the Named Officer's termination of employment. The DCP is not funded by the Company, and participants have an unsecured contractual commitment by the Company to pay the amounts due under the DCP. The Company has purchased corporate-owned life insurance to help offset this liability. The Company did not make any discretionary contributions under the DCP during fiscal year 2014.

 POTENTIAL PAYMENTS UPON TERMINATION OR CHANGE IN CONTROL

        General.    The following section describes the benefits that may have become payable to the Named Officers who were employed by the Company on the last day of the 2014 fiscal year in connection with certain terminations of their employment with the Company and/or a change in control of the Company.

        In addition to the termination benefits described below, outstanding equity based-awards held by our Named Officers may also be subject to accelerated vesting in connection with certain changes in control of the Company under the terms of the Company's equity incentive plans or applicable equity award agreements entered into under the plans. For purposes of this section, for the Named Officers we have calculated the value of any option or restricted stock or unit award that may be accelerated in connection with a change in control of the Company to be the full value of such award (i.e., the full "spread" value for option awards and the full price per share of the common stock for stock and unit awards on June 27, 2014, which was the last trading day of the 2014 fiscal year).

        In addition to the benefits described below, upon a Named Officer's retirement or other termination of employment or certain changes on control of the Company, the Named Officer may receive a payout of his nonqualified deferred compensation balance under the Company's DCP (unless the officer has elected to receive his account balance in installments). Please see "Non-qualified Deferred Compensation Plan" discussion above of the Company's DCP for a description of these deferred compensation payments.

        Tax "Gross-Up" Clauses.    As described below, the Company has in the past provided Named Officers other than Mr. Tanner with a "gross-up" of excise taxes under Sections 280G, 4999 and/or 409A of the Code under certain circumstances in connection with the potential termination of employment of the employee. The Company believes that such actions were necessary and appropriate and in the best interests of the Company in retaining and attracting its executive officers when these agreements were entered into in 2008. The Company has made a determination as a matter of policy that such provisions shall not be included in future severance agreements with executive officers; provided however, in connection with the Merger Agreement the Company and each of the Named Officers have entered into waiver and/or letter agreements pursuant to which the parties have agreed to modify their rights under their respective severance agreements and in the case of Named Officers other than Mr. Khaykin and Mr. Tanner to modify their respective rights to receive tax "gross-up" payments, in each case as described above in "Actions of the Compensation Committee for Fiscal Year 2015."

        Mr. Khaykin.    Under the terms of Mr. Khaykin's employment agreement, if the Company terminates Mr. Khaykin's employment other than for "cause" or in the event Mr. Khaykin terminates employment for "good reason" (as these terms are used in the employment agreement), Mr. Khaykin will be entitled to a severance benefit from the Company equal to one and one-half times the sum of his annual base salary and annual target bonus paid in a series of installment payments over 18 months, 18 months accelerated vesting of his stock option and restricted stock unit awards (with vesting calculated on a monthly as opposed to annual basis) made in connection with his hiring, the maximum of one year following his termination date to exercise his vested stock options, and 18 months' continued medical plan coverage. If such a termination of employment occurs within two months prior to or two years after a change in control of the Company, the cash severance benefit will increase to two times the sum of Mr. Khaykin's annual base salary and annual target bonus and his stock options and restricted stock units made in connection with his hiring will vest in full. A change in control also results in the cash severance being paid in a lump sum instead of installment payments. In addition, the Company will provide a tax "gross-up" benefit for Mr. Khaykin in the event any benefits he is entitled to receive are subject to excise taxes under Section 4999 of the Code in connection with a change in control of the Company to put Mr. Khaykin in the same position as though those benefits had not been subject to those excise taxes, unless a reduction in his benefits by an amount up to 15% of the total benefits would avoid such excise taxes. Mr. Khaykin will be required to provide a release of claims in order to receive any severance benefits in connection with a termination of his employment. Mr. Khaykin is also subject to confidentiality, non-solicitation and non-competition restrictive covenants under his employment agreement.

        Mr. Daskal.    As described above, the Company and Mr. Daskal have entered into the Daskal Offer Letter and the Daskal Severance Agreement. The Daskal Offer Letter provides that, if Mr. Daskal's employment with the Company is terminated for any reason other than by the Company with "cause" or by Mr. Daskal for "good reason," (as defined therein) Mr. Daskal will receive a cash amount equal to the sum of one times his annual rate of base salary and target bonus for the fiscal year in which the termination occurred. Additionally, Mr. Daskal will have the maximum of one year following his termination date to exercise his vested stock options. Mr. Daskal will be required to provide a release of claims in order to receive any of the foregoing benefits. If Mr. Daskal is entitled to severance benefits under the Daskal Severance Agreement in connection with a "change in control," as described below, he will not be entitled to any additional severance benefits under the Daskal Offer Letter.

        Under the terms of the Daskal Severance Agreement, if Mr. Daskal's employment is terminated by the Company without "cause" (and other than due to his death or disability) or by Mr. Daskal for "good reason" (each as defined in the Daskal Severance Agreement) and such termination occurs in connection with an impending "change in control" (as defined in the Daskal Severance Agreement) of the Company or at any time during the two year period after a "change in control" of the Company, Mr. Daskal will generally be entitled to receive the following benefits: (i) a cash payment equal to one times the sum of the Mr. Daskal's annual rate of base salary and Mr. Daskal's target bonus for the fiscal year in which the termination occurred, plus (ii) a cash payment equal to the pro-rata portion of Mr. Daskal's target bonus for the fiscal year in which the termination occurred (based on the number of whole months Mr. Daskal was employed during the fiscal year of the termination divided by twelve), plus (iii) continued medical coverage for up to 18 months at the same expense to Mr. Daskal as before the termination, plus (iv) accelerated vesting of the time-based vesting portion of all then-outstanding equity awards and deferred compensation, nonqualified retirement benefits or similar plans of the Company in which Mr. Daskal participates, and Mr. Daskal will have up to six months to exercise his then-vested options (subject to any merger or other agreement related to the change in control that provides for the awards to terminate upon the consummation of the transaction), plus (v) reimbursement for outplacement services obtained within up to a nine month period following Mr. Daskal's termination, up to a maximum of $50,000. In order to receive the forgoing severance benefits, Mr. Daskal must agree to release the Company from all claims arising out of his or her employment relationship. Amounts under clauses (i) and (ii) are payable to Mr. Daskal in a lump sum within ten days after the release becomes effective. In addition, the Company will provide a tax "gross-up" benefit for Mr. Daskal in the event any of his benefits are subject to excise taxes under Section 4999 of the Code in connection with a change in control of the Company to put Mr. Daskal in the same position as though those benefits had not been subject to those excise taxes; provided however, that if the present value of his total benefits is less than 345% of his applicable "base amount" (as defined under Section 280G), his total benefits will be reduced by the minimum amount required to avoid such excise taxes. The Company will also provide a tax "gross-up" benefit for Mr. Daskal in the event any of his benefits under his letter agreement are subject to excise taxes under Section 409A of the Code. In each case, Mr. Daskal's gross-up payments under Section 280G and 409A of the Code are subject to an aggregate excise tax payment limit of $3.0 million. Mr. Daskal is also subject to confidentiality, non-solicitation and non-competition restrictive covenants under the Daskal Severance Agreement.

        Messrs. Tanner, Barrow, and White.    The Company has entered into severance agreements approved by the Compensation Committee with each of Messrs. Tanner, Barrow and White in December 2012, March, 2008 and September 2008, respectively, with each severance agreement being on substantially the same terms as the Daskal Severance Agreement described above (except that Mr. Tanner's agreement does not include any gross-up right for excise taxes). Additionally, under the July 2011 letter agreement entered into with Mr. White at the time he was appointed an executive of the Company, the Company has agreed that in the event of a termination of Mr. White's employment for reasons other than cause or voluntary resignation prior to January 1, 2013, the Company would reimburse Mr. White for relocation expense to his home country up to $35,000.

        Amendments.    There were no new severance agreements and no amendments to any of the above described severance agreements for Named Officers in fiscal year 2014. However, in connection with the Merger Agreement the Company and each of the Named Officers have entered into waiver and/or letter agreements pursuant to which the parties have agreed to modify their rights under their respective severance agreements, in each case as described above in "Actions of the Compensation Committee for Fiscal Year 2015."

        Non-Binding Severance Guidelines.    The Compensation Committee has also adopted non-binding severance guidelines that are applicable to the Named Officers in the event that their employment is terminated by the Company for reasons other than for cause. Under the severance guidelines, such officers could be provided with a severance benefit from the Company of up to fifty-two weeks of base pay, a maximum of one year following the employment termination date to exercise vested stock options, six months' continued medical plan coverage and six months outplacement services under Company practices. Severance arrangements may include certain additional covenants in favor of the Company and may include certain additional pay to compensate the officer for providing consulting services to the Company or assisting with the transition of duties. An executive officer would be required to provide a release of claims in order to receive any enhanced severance benefits. While these are guidelines, they are not contractual commitments on behalf of the Company; accordingly, any potential benefits that the Compensation Committee, in its discretion, may award under such guidelines in the future are not included in the table "Estimated Severance and Change in Control Benefits" below. These guidelines would not apply to a Named Officer to the extent he would be entitled to benefits under his severance agreement in the circumstances. Please see the "Severance and Other Benefits" section of the Compensation Discussion and Analysis above for more information on the severance guidelines.

Estimated Severance and Change in Control Benefits

        The following chart presents the Company's estimate of the amount of benefits to which Messrs. Khaykin, Daskal, Tanner, Barrow and White would have been entitled had his employment terminated or a change in control occurred on June 29, 2014 under scenarios set forth below. As noted above, the Company's non-binding severance guidelines are not contractual commitments on behalf of the Company; accordingly, any potential payments the Compensation Committee, in its discretion, may award under such guidelines are not included in the table below.

Name	Triggering Event	Cash Severance ($)(1)	Medical Benefit ($)(2)	Equity Acceleration ($)(3)	Excise Tax Gross-Up ($)(4)	Other ($)(5)	Total ($)
Oleg Khaykin	Resign without Good Reason	—	—	—	—	—	—
	Resign for Good Reason	2,250,000	31,043	—	—	—	2,281,043
	Termination without Cause	2,250,000	31,043	—	—	—	2,281,043
	Change in Control(6)	—	—	5,872,771	—	—	5,872,771
	Change of Control and Termination without Cause or Resign for Good Reason	3,000,000	31,043	10,187,731	—	—	13,218,774	(7)
Ilan Daskal	Resign without Good Reason	—	—	—	—	—	—
	Resign for Good Reason	625,600	—	—	—	—	625,600
	Termination without Cause	625,600	—	—	—	—	625,600
	Change in Control(6)	—	—	1,468,193	—	—	1,468,193
	Change of Control and Termination without Cause or Resign for Good Reason	883,200	31,043	2,546,933	—	50,000	3,511,176
Gary Tanner	Resign without Good Reason	—	—	—	—	—	—
	Resign for Good Reason	—	—	—	—	—	—
	Termination without Cause	—	—	—	—	—	—
	Change in Control(6)	—	—	704,777	—	—	704,777
	Change of Control and Termination without Cause or Resign for Good Reason	840,000	35,142	2,422,479	—	50,000	3,347,621	(7)
Michael Barrow	Resign without Good Reason	—	—	—	—	—	—
	Resign for Good Reason	—	—	—	—	—	—
	Termination without Cause	—	—	—	—	—	—
	Change in Control(6)	—	—	1,468,193	—	—	1,468,193
	Change of Control and Termination without Cause or Resign for Good Reason	840,000	21,377	2,491,613	—	50,000	3,402,990	(7)
Adam White	Resign without Good Reason	—	—	—	—	—	—
	Resign for Good Reason	—	—	—	—	—	—
	Termination without Cause	—	—	—	—	—	—
	Change in Control(6)	—	—	1,468,193	—	—	1,468,193
	Change of Control and Termination without Cause or Resign for Good Reason	812,160	31,043	2,620,675	—	50,000	3,513,878	(7)

(1)
These amounts represent the total cash severance amount payable under the respective executive's agreement with the Company described above and also include the payment of pro-rata bonus to Messrs. Daskal, Tanner, Barrow, and White under their respective agreements in connection with a change in control.

(2)
These amounts represent the estimated aggregate cost of premiums that would be charged to each of the Named Officers to continue health coverage for the eighteen months pursuant to COBRA for each individual and his eligible dependents (to the extent that such dependents were receiving health benefits prior to the individual's termination date).

(3)
This column represents the intrinsic value of the executive's awards that would accelerate in the circumstances. For unvested restricted stock units, this amount is calculated by multiplying the closing price of our common stock on June 27, 2014 by the number of restricted stock units subject to the accelerated portion of the award. For options, this amount is calculated by multiplying the amount (if any) by which the closing price of our common stock on June 27, 2014 exceeds the exercise of the option by the number of shares subject to the accelerated portion of the option. The figures are presented on the basis that each Named Officer's awards will be assumed or otherwise continue after the transaction and that vesting of the award will not accelerate in connection with the transaction.

(4)
The Company estimates that the payment of the foregoing amounts to the Named Officers (including any acceleration of their equity-based awards that may apply in the circumstances) would not have triggered excise taxes under Section 280G and, accordingly, that no gross-up payment would have been made.

(5)
The amount represents the maximum outplacement reimbursement benefit payable to the Named Officer pursuant to the Named Officer's applicable agreement.

(6)
A change in control will trigger a measurement to determine whether the performance-based vesting conditions applicable to each executive's performance restricted stock unit awards granted in fiscal year 2012 (as described in the Company's Proxy Statement filed with the SEC on September 27, 2012), fiscal year 2013 (as described in the Company's Proxy Statement filed with the SEC on September 25, 2013), and fiscal year 2014 (see "Equity Incentive Awards," above) have been satisfied. This amount represents the intrinsic value of the portion of these awards that would have vested had a change in control of the Company occurred on June 27, 2014 based on the closing price of our common stock on that date and the performance-based vesting conditions applicable to the awards. The amounts reported in this row are also included in the corresponding columns of the "Change in Control and Termination Without Cause or Resign for Good Reason" row of the table for each Named Officer.

(7)
As described above, the respective employment or severance agreements for Messrs. Khaykin, Barrow and White provide for a reduction in benefits in certain circumstances to avoid a "gross-up" for excise taxes, and the severance agreement for Mr. Tanner provides for a reduction in benefits to avoid excise taxes. The Company estimates that the benefits shown for Messrs. Khaykin, Tanner, Barrow and White would be reduced under such provisions by $556,218, $802,983, $51,412 and $320,823, respectively.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Item 12 of the Original Filing is amended by adding the text set forth below in Item 12 of this Amendment.

Security Ownership of Certain Beneficial Owners and Management

        The following table sets forth as of the close of business on October 24, 2014 information relating to the ownership of International Rectifier's common stock by (i) each person known by International Rectifier to be the beneficial owner of more than five percent of the outstanding shares of International Rectifier's common stock (other than depositories), (ii) each of International Rectifier's directors, (iii) each of the executive officers and (iv) all of International Rectifier's executive officers and directors as a group. As of the close of business on October 24, 2014, 71,639,017 shares of International Rectifier's common stock were outstanding (which number excludes approximately 6,672,216 shares of International Rectifier's common stock repurchased by International Rectifier and held as treasury stock under its stock repurchase program).

Name and Address of Beneficial Owner(1)	Amount and Nature of Shares of Common Stock Beneficially Owned(2)(3)		Percent of Class(3)
EdgePoint Investment Group Inc.	7,114,058	(3a)	9.9%
150 Bloor Street West, Suite 500 Toronto, Ontario M5S 2X9 Canada
BlackRock, Inc.	5,952,525	(3b)	8.3%
40 East 52nd Street New York, NY 10022
The Vanguard Group	4,351,968	(3c)	6.1%
100 Vanguard Boulevard Malvern, PA 19355
Dimensional Fund Advisors LP	4,010,560	(3d)	5.6%
Palisades West, Building One 6300 Bee Cave Road Austin, Texas, 78746
Royce & Associates, LLC	3,460,214	(3e)	4.8%
745 Fifth Avenue New York, NY 10151
Directors and Executive Officers:
Robert S. Attiyeh	50,249	(4)	*
Mary B. Cranston	21,249	(4)	*
Richard J. Dahl	87,749	(4)	*
Dwight W. Decker	80,249	(4)(5)	*
Didier Hirsch	34,437	(4)	*
Oleg Khaykin	193,612	(4)	*
Thomas A. Lacey	24,449	(4)	*
James D. Plummer	50,249	(4)	*
Barbara L. Rambo	21,249	(4)	*
Rochus E. Vogt	86,249	(4)(6)	*
Ilan Daskal	17,357	(4)	*
Gary Tanner	41,817	(4)	*
Michael Barrow	31,837	(4)	*
Adam White	72,168	(4)	*
Timothy E. Bixler	18,670	(4)
All current directors and executive officers as a group (15 persons)	831,590	(7)	1.2%

*
Less than 1%

(1)
The address of each executive officer and director is in care of International Rectifier, 101 North Sepulveda Boulevard, El Segundo, California 90245.

(2)
Except as may be set forth below and subject to applicable community property laws, each such person has the sole voting and investment power with respect to the shares of International Rectifier's common stock owned.

(3)
Under Rule 13d-3 of the Exchange Act, certain shares may be deemed to be beneficially owned by more than one person (if, for example, a person shares the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person's actual ownership or voting power with respect to the number of shares of International Rectifier's common stock actually outstanding at the record date.

(3a)
Information regarding EdgePoint Investment Group Inc. was obtained from Amendment No. 3 to the Schedule 13G, filed with the SEC by EdgePoint Investment Group Inc. on March 27, 2014. EdgePoint Investment Group Inc. reported that, at March 19, 2014, the following entities possessed shared power to vote, and shared power to direct the disposition of, the respective amount of shares that follow: EdgePoint Investment Group Inc.—3,557,029; Cymbria Corporation—376,892; EdgePoint Global Growth & Income Portfolio—547,688; EdgePoint Global Portfolio—1,625,900; St. James Place Global Equity Unit Trust—1,006,549.

(3b)
Information regarding BlackRock, Inc. was obtained from Amendment No. 1 to the Schedule 13G, filed with the SEC by BlackRock, Inc. on January 29, 2014. BlackRock, Inc. reported that, at December 31, 2013, it possessed the sole power to vote 5,715,085 of these shares and to direct the disposition of all of these shares.

(3c)
Information regarding The Vanguard Group was obtained from Amendment No. 1 to the Schedule 13G, filed with the SEC by The Vanguard Group on February 11, 2014. The Vanguard Group reported that, at December 31, 2013, it possessed sole power to vote with respect to 103,099 of these shares, shared power to vote with respect to none of these shares, sole power to direct the disposition of 4,252,669 of these shares, and shared power to direct the disposition of 99,299 of these shares.

(3d)
Information regarding Dimensional Fund Advisors LP was obtained from Schedule 13G, filed with the SEC by Dimensional Fund Advisors LP on February 10, 2014. Dimensional Fund Advisors LP reported that, at December 31, 2013, it possessed sole power to vote and to direct the disposition of all of these shares. Dimensional Fund Advisors LP also noted that is an investment adviser registered under Section 203 of the Investment Advisors Act of 1940, furnishes investment advice to four investment companies registered under the Investment Company Act of 1940, and serves as investment manager to certain other commingled group trusts and separate accounts (such investment companies, trusts and accounts, collectively referred to as the "Funds"). In certain cases, subsidiaries of Dimensional Fund Advisors LP may act as an adviser or sub-adviser to certain Funds. In its role as investment advisor, sub-adviser and/or manager, Dimensional Fund Advisors LP or its subsidiaries (collectively, "Dimensional") possess voting and/or investment power over the securities of the Issuer that are owned by the Funds, and may be deemed to be the beneficial owner of the shares of the Issuer held by the Funds. However, all securities reported in the Schedule 13G are owned by the Funds. Dimensional disclaims beneficial ownership of such securities.

(3e)
Information regarding Royce & Associates, LLC was obtained from Amendment No. 3 to Schedule 13G, filed with the SEC by Royce & Associates, LLC on January 14, 2013. Royce & Associates, LLC reported that, at January 28, 2014, it possessed sole power to vote and to direct the disposition of all of these shares.

(4)
In accordance with SEC rules, includes the following amounts of shares of International Rectifier's common stock that may be acquired pursuant to options or restricted stock units that are or will become exercisable under International Rectifier's equity award programs plans through the close of business on October 24, 2014: Oleg Khaykin—0; Ilan Daskal—0; Gary Tanner—33,334; Michael Barrow—0; Adam White—25,000; Timothy E. Bixler—0; Robert Attiyeh—0; Mary B. Cranston—0; Richard Dahl—0; Dwight W. Decker—0, Didier Hirsch—13,334; Thomas Lacey—0; James D. Plummer—0; Barbara L. Rambo—0; and Rochus E. Vogt—0.

(5)
26,000 shares of Dwight W. Decker's International Rectifier common stock are pledged.

(6)
Rochus E. Vogt shares are held by the Rochus E. Vogt & Micheline A. Vogt TR UA Dec. 18. 90 Rochus E. Vogt & Micheline A. Vogt Family Trust.

(7)
Information is provided for all current directors and executive officers as of the close of business on October 24, 2014.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND
DIRECTOR INDEPENDENCE

        Independent Directors.    The NYSE rules require listed companies to have a board of directors with at least a majority of independent directors. All of our directors and director nominees, aside from our President and Chief Executive Officer, are independent. Specifically, the Board has determined that directors Robert S. Attiyeh, Mary B. Cranston, Richard J. Dahl, Dwight W. Decker, Didier Hirsch, Thomas A. Lacey, James D. Plummer, Barbara L. Rambo and Rochus E. Vogt are independent.

        From time to time, the independent directors meet separately or hold executive sessions to discuss and make decisions regarding various matters, including the supervision of management and those matters reserved for determination by independent directors under the rules of the NYSE and the SEC. A meeting or executive session of the independent directors is presided over by the chair of the committee having principal authority over the subject matter of the meeting or specifically the session, or the Chairman of the Board in respect of all other matters. The Board believes that this practice provides for effective coordination of the meetings.

        Related Party Transaction Policy—Certain Relationships and Related Transactions.    The Company has adopted a written Related Party Transactions Policy. The purpose of the Related Party Transactions Policy is to ensure full review of the impact of any transactions between the Company and any of its related parties. The Company's policy requires that the Company's General Counsel and the Chief Financial Officer review related party transactions involving, among other things, the sale, purchase or other transfer of products, the providing of services or intellectual property agreements. In addition to the review by the Company's General Counsel and the Chief Financial Officer, related party transactions involving more than $500,000 and certain related party transactions involving the providing of services by executive officers are also reviewed by the Audit Committee or Compensation Committee of the Board. The reviews are intended to ensure that the transactions are in the best interest of the Company. Since the beginning of fiscal year 2014, there have been no transactions, and there are no transactions proposed as of the date of this report, in which the Company is or was a participant and the amount involved exceeds $120,000 and in which any related party had or will have a direct or indirect material interest.

ITEM 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES.

INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM FEES

        The following table sets forth all fees we were billed in connection with professional services rendered by E&Y, the Company's independent registered accountants for fiscal years 2014 and 2013, during each of the last two fiscal years (in thousands):

Fee Type	2014	2013
Audit Fees(1)	$2,546	$2,311
Audit Related Fees(2)	52	50
Tax Fees(3)	14	1,133
All Other Fees(4)	271	3

Total	$2,883	$3,497

(1)
Audit fees includes fees incurred for professional services rendered in connection with the audit of the annual financial statements, for the audit of internal controls under Section 404 of the Sarbanes-Oxley Act, for the review of the quarterly financial statements included in the Company's Form 10-Q, and for the statutory audits of international subsidiaries.

(2)
Audit related fees includes fees incurred for professional services rendered in connection with assurance and other activities not explicitly related to the audit of our financial statements, including the audit associated with our 401K plan and accounting research.

(3)
Tax fees include fees incurred for domestic and international income tax compliance and tax audit assistance, and company-wide tax consulting and planning.

(4)
Other fees in fiscal year 2014 principally related to potential transaction consulting expenses and in both fiscal years 2014 and 2013 accounting software utilized by the Company.

        The Audit Committee administers the Company's engagement of the Company's independent registered accountant and pre-approves all audit and permissible non-audit services on a case-by-case basis. In approving non-audit services, the Audit Committee considers whether the engagement could compromise the independence of the Company's independent registered accountant, and whether for reasons of efficiency or convenience it is in the best interest of the Company and its stockholders to engage its independent registered public accounting firm to perform the services. The Audit Committee, in reliance on management and the independent registered public accounting firm, has determined that the provision of these services is compatible with maintaining the independence of the Company's independent registered accountant.

        Prior to engagement, the Audit Committee pre-approves all independent registered public accounting firm services. The fees are budgeted and the Audit Committee requires the independent registered public accounting firm and management to report actual fees versus the budget periodically throughout the year by category of service. During the year, circumstances may arise when it may become necessary to engage the independent registered public accounting firm for additional services not contemplated in the original pre-approval categories. In those instances, the Audit Committee requires specific pre-approval before engaging the independent registered public accounting firm.

        The Audit Committee may delegate pre-approval authority to one or more of its members. The member to whom such authority is delegated must report, for informational purposes only, pre-approval decisions to the Audit Committee at its next scheduled meeting.

PART IV

ITEM 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(a)
The following documents are filed as part of this report:

(1)
A list of the financial statements filed as a part of this report is set forth in Item 8 of the Annual Report on Form 10-K filed on August 20, 2014.

(2)
Financial Statement Schedules:

    Required information is shown in the financial statements or notes thereto included in the Annual Report on Form 10-K filed on August 20, 2014.

        (3)   Exhibits:

    The information required by this Item 15(a)(3) is set forth in the Index to Exhibits accompanying this Amendment No. 1 to the Annual Report on Form 10-K/A.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INTERNATIONAL RECTIFIER CORPORATION (Registrant)
By:	/s/ ILAN DASKAL Ilan Daskal Chief Financial Officer (Duly Authorized Officer and Principal Financial and Accounting Officer)

Date:    October 24, 2014

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ RICHARD J. DAHL* Richard J. Dahl	Chairman of the Board	October 24, 2014
/s/ OLEG KHAYKIN* Oleg Khaykin	Director and Chief Executive Officer (Principal Executive Officer)	October 24, 2014
/s/ ROBERT ATTIYEH* Robert Attiyeh	Director	October 24, 2014
/s/ MARY B. CRANSTON* Mary B. Cranston	Director	October 24, 2014
/s/ DWIGHT W. DECKER* Dr. Dwight W. Decker	Director	October 24, 2014
/s/ DIDIER HIRSCH* Didier Hirsch	Director	October 24, 2014
/s/ THOMAS A. LACEY* Thomas A. Lacey	Director	October 24, 2014
/s/ JAMES D. PLUMMER* James D. Plummer	Director	October 24, 2014
/s/ BARBARA L. RAMBO* Barbara L. Rambo	Director	October 24, 2014
/s/ ROCHUS E. VOGT* Rochus E. Vogt	Director	October 24, 2014
*By: /s/ ILAN DASKAL Ilan Daskal	Attorney-in-fact	October 24, 2014

EXHIBIT INDEX

        Incorporated By Reference:

Exhibit No.	Item	Document
2(a)	Agreement of Plan of Merger, dated February 24, 2011, by and among International Rectifier Corporation, Cancun Merger Corp., CHiL Semiconductor Corporation, solely for purposes of specified Sections, the Equityholders party thereto and, solely for the purposes of specified Sections, Shareholder Representative Services LLC, solely in its capacity as the Equityholders' representative	Form 8-K filed February 25, 2011, with the Securities and Exchange Commission. (Exhibit 2.1)
3(a)	Certificate of Incorporation of the Company, as amended through July 19, 2004	Registration Statement on Form S-8 filed with the Securities and Exchange Commission on July 19, 2004, Registration No. 333-117489. (Exhibit 3.1)
3(b)	Amendment to Certificate of Incorporation, dated November 13, 2009	Form 10-Q for the quarterly period ended December 27, 2009, filed with the Securities and Exchange Commission on February 3, 2010. (Exhibit 3.2)
3(c)	Bylaws as Amended and Restated	Form 8-K filed August 19, 2013, with the Securities and Exchange Commission. (Exhibit 3.1)
4(a)	Description of the Company's Common Stock	Form 8-A filed with the Securities and Exchange Commission on June 17, 1985
4(b)	Preferred Share Purchase Rights	Form 8-A filed with the Securities and Exchange Commission on August 21, 1996
10(a)*	International Rectifier Corporation 1997 Employee Stock Incentive Plan	Registration Statement on Form S-8 filed with the Securities and Exchange Commission on February 26, 1998, Registration No. 33-46901. (Exhibit 4.1)
10(b)*	Amendment to International Rectifier Corporation 1997 Employee Stock Incentive Plan, dated October 1, 2001	Registration Statement on Form S-8 filed with the Securities and Exchange Commission on October 1, 2001, Registration No. 333-70560. (Exhibit 4.2)
10(c)*	International Rectifier Corporation Amended and Restated Stock Incentive Plan of 1992	Registration Statement on Form S-8 filed with the Securities and Exchange Commission on December 2, 1997, Registration No. 33-41363. (Exhibit 4.1)
10(d)*	International Rectifier Corporation Retirement Savings Plan	Registration Statement on Form S-8 filed with the Securities and Exchange Commission on June 24, 1998, Registration No. 33-57575. (Exhibits 4.1, 4.2 and 4.3)

Exhibit No.	Item	Document
10(e)*	Amendment to International Rectifier Corporation Amended and Restated Stock Incentive Plan of 1992 effective as of February 20, 2002	Form 10-Q-for the quarterly period ended March 31, 2001, filed with the Securities and Exchange Commission on May 16, 2001. (Exhibit 2)
10(f)*	International Rectifier Corporation 2000 Stock Incentive Plan	Registration Statement on Form S-8 filed with the Securities and Exchange Commission on May 18, 2000, Registration Number 333-37308. (Exhibit 4)
10(g)*	International Rectifier Corporation 1997 Stock Incentive Plan	Registration Statement on Form S-8 filed with the Securities and Exchange Commission on October 1, 2001, Registration Number 333-41904. (Exhibit 4.1)
10(h)*	International Rectifier Corporation 2000 Incentive Plan (Amended and Restated as of September 28, 2000)	Proxy Statement on Schedule 14A filed with the Securities and Exchange Commission on October 12, 2000. (Annex to Proxy Statement)
10(i)*	International Rectifier Corporation Restated 1984 Stock Participation Plan	Proxy Statement on Schedule 14A filed with the Securities and Exchange Commission on October 10, 2003. (Annex A)
10(j)*	Amended and Restated International Rectifier Corporation 2000 Stock Incentive Plan, effective as of November 24, 2004.	Form 8-K dated November 24, 2004, filed with the Securities and Exchange Commission. (Exhibit 99.1)
10(k)*	International Rectifier Corporation Deferred Compensation Plan	Form 10-Q-for the quarterly period ended September 30, 2004, filed with the Securities and Exchange Commission on November 12, 2004. (Exhibit 10.1)
10(l)*
	Master Trust Agreement, effective as of November 11, 2004, between International Rectifier Corporation, a Delaware corporation, and Wilmington Trust Company, a Delaware corporation, as trustee, to evidence the master trust to be established pursuant to the International Rectifier Corporation Deferred Compensation Plan	Form 10-Q-for the quarterly period ended September 30, 2004, filed with the Securities and Exchange Commission on November 12, 2004. (Exhibit 10.2)
10(m)*	Amended and Restated 1984 Stock Participation Plan, Effective as of November 21, 2005	Form 8-K dated November 21, 2005, filed with the Securities and Exchange Commission on November 21, 2005. (Exhibit 99.1)
10(n)
	Master Purchase Agreement, dated November 8, 2006, by and between International Rectifier Corporation and Vishay Intertechnology, Inc. with respect to all outstanding capital stock of the Target Companies and certain of the assets of International Rectifier Corporation	Form 8-K, dated November 14, 2006, filed with the Securities Exchange Commission. (Exhibit 2.1)

Exhibit No.	Item	Document
10(o)	First Amendment to Master Purchase Agreement and Stock Purchase Agreement, dated January 23, 2007, by and between International Rectifier Corporation and Vishay International, Inc.	Form 10-Q-for the quarterly period ended December 31, 2006, dated February 9, 2007, filed with the Securities and Exchange Commission. (Exhibit 10.1)
10(p)
	Amendment and Waiver Agreement, dated March 30, 2007, by and among Vishay Intertechnology, Inc., Siliconix Inc., V.I.E.C., Ltd., Vishay Europe GmbH, Siliconix Semiconductor, Inc., acting in its function (hoedanigheid) as managing partner (beherend vennoot) of the limited partnership (commanditaire vennootschap), Siliconix Technology C.V., Vishay Americas, Inc., Vishay Asia Logistics Pte. Ltd., International Rectifier Corporation, International Rectifier Southeast Asia Pte, Ltd. and IR International Holdings China, Inc.	Form 8-K, dated April 9, 2007, filed with the Securities Exchange Commission. (Exhibit 2.1)
10(q)	Technology License Agreement, dated April 1, 2007, by and between International Rectifier Corporation and Vishay Intertechnology, Inc.	Form 8-K, dated April 9, 2007, filed with the Securities Exchange Commission. (Exhibit 99.1)
10(r)	Technology License Back Agreement, dated April 1, 2007, by and between Vishay Intertechnology, Inc. and International Rectifier Corporation	Form 8-K, dated April 9, 2007, filed with the Securities Exchange Commission. (Exhibit 99.2)
10(s)	Trademark License Agreement, dated April 1, 2007, by and between International Rectifier Corporation and Vishay Intertechnology, Inc.	Form 8-K, dated April 9, 2007, filed with the Securities Exchange Commission. (Exhibit 99.3)
10(t)	IR Trademark License Agreement, dated April 1, 2007, by and between International Rectifier Corporation and Vishay Intertechnology, Inc.	Form 8-K, dated April 9, 2007, filed with the Securities Exchange Commission. (Exhibit 99.4)
10(u)	Separation Agreement, dated October 2, 2007, by and between International Rectifier Corporation and Alex Lidow	Form 8-K, dated October 2, 2007, filed with the Securities Exchange Commission. (Exhibit 99.1)
10(v)*	Form of Key Employee Severance Agreement	Form 8-K, dated November 2, 2007, filed with the Securities Exchange Commission. (Exhibit 10.4)
10(w)*	Employment Agreement, dated February 6, 2008, by and between International Rectifier Corporation and Oleg Khaykin	Form 8-K, dated February 11, 2008, filed with the Securities Exchange Commission. (Exhibit 10.1)
10(x)*	Offer Letter, dated March 31, 2008, by and between International Rectifier Corporation and Michael Barrow	Form 8-K, dated April 3, 2008, filed with the Securities Exchange Commission. (Exhibit 10.1)

Exhibit No.	Item	Document
10(y)*	Agreement, dated April 17, 2008, by and between International Rectifier Corporation and Eric Lidow	Form 8-K, dated April 21, 2008, filed with the Securities Exchange Commission. (Exhibit 10.1)
10(z)	Form of Indemnification Agreement approved for directors and executive officers of International Rectifier Corporation	Current Report on Form 8-K, dated September 15, 2008, filed with the Securities and Exchange Commission. (Exhibit 10.1)
10(aa)*	Offer Letter executed September 21, 2008 between International Rectifier Corporation and Ilan Daskal	Current Report on Form 8-K, dated September 21, 2008, filed with the Securities and Exchange Commission. (Exhibit 10.1)
10(bb)*	Severance Agreement executed September 21, 2008 between International Rectifier Corporation and Ilan Daskal	Current Report on Form 8-K, dated September 21, 2008, filed with the Securities and Exchange Commission. (Exhibit 10.2)
10(cc)*	Form of Non-Employee Director Option Agreement	Form 10-Q-for the quarterly period ended September 30, 2008, filed with the Securities and Exchange Commission on November 6, 2008. (Exhibit 10.6)
10(dd)*	Amendment to Employment Agreement, dated December 29, 2008, entered into between International Rectifier Corporation and Oleg Khaykin	Form 10-Q-for the quarterly period ended December 31, 2008, filed with the Securities and Exchange Commission on February 6, 2009. (Exhibit 10.6)
10(ee)*	RSU Award Agreement, dated August 6, 2008, entered into between International Rectifier Corporation and Oleg Khaykin	Form 10-Q-for the quarterly period ended December 31, 2008, filed with the Securities and Exchange Commission on February 6, 2009. (Exhibit 10.7)
10(ff)*	Option Award Agreement, dated August 6, 2008, entered into between International Rectifier Corporation and Oleg Khaykin	Form 10-Q-for the quarterly period ended December 31, 2008, filed with the Securities and Exchange Commission on February 6, 2009. (Exhibit 10.8)
10(gg)*	Amendment to Offer Letter, dated December 26, 2008, entered into between International Rectifier Corporation and Ilan Daskal	Form 10-Q-for the quarterly period ended December 31, 2008, filed with the Securities and Exchange Commission on February 6, 2009. (Exhibit 10.9)
10(hh)*	Amendment to Severance Agreement, dated December 26, 2008, entered into between International Rectifier Corporation and Ilan Daskal	Form 10-Q-for the quarterly period ended December 31, 2008, filed with the Securities and Exchange Commission on February 6, 2009. (Exhibit 10.10)
10(ii)*	Amendment to Offer Letter, dated December 26, 2008, entered into between International Rectifier Corporation and Michael Barrow	Form 10-Q-for the quarterly period ended December 31, 2008, filed with the Securities and Exchange Commission on February 6, 2009. (Exhibit 10.13)
10(jj)*	Amendment to Severance Agreement, dated December 26, 2008, entered into between International Rectifier Corporation and Michael Barrow	Form 10-Q-for the quarterly period ended December 31, 2008, filed with the Securities and Exchange Commission on February 6, 2009. (Exhibit 10.14)

Exhibit No.	Item	Document
10(kk)*	Revised form of RSU Award Agreement under International Rectifier Corporation's 2000 Incentive Plan (Amended and Restated as of November 22, 2004)	Form 10-Q-for the quarterly period ended December 31, 2008, filed with the Securities and Exchange Commission on February 6, 2009. (Exhibit 10.15)
10(ll)*	2000 Incentive Plan Revised Non Employee Director Option Form	Form 10-Q-for the quarterly period ended March 29, 2009, filed with the Securities and Exchange Commission on May 8, 2009. (Exhibit 10.9)
10(mm)*	International Rectifier Corporation Deferred Compensation Plan, Amended and Restated as of January 1, 2009	Form 10-Q-for the quarterly period ended March 29, 2009, filed with the Securities and Exchange Commission on May 8, 2009. (Exhibit 10.10)
10(nn)*	Offer Letter Agreement, dated May 16, 2008, between International Rectifier Corporation and Timothy Bixler	Form 10-K, dated August 27, 2009, filed with the Securities Exchange Commission. (Exhibit 10.1)
10(oo)*	Severance Agreement, dated June 8, 2008, between International Rectifier Corporation and Timothy Bixler	Form 10-K, dated August 27, 2009, filed with the Securities Exchange Commission. (Exhibit 10.2)
10(pp)*	Amendment to Offer Letter, dated December 26, 2008, between International Rectifier Corporation and Timothy Bixler	Form 10-K, dated August 27, 2009, filed with the Securities Exchange Commission. (Exhibit 10.3)
10(qq)*	Amendment to Severance Agreement, dated December 26, 2008, between International Rectifier Corporation and Timothy Bixler	Form 10-K, dated August 27, 2009, filed with the Securities Exchange Commission. (Exhibit 10.4)
10(rr)*	Offer Letter Amendment, dated November 5, 2009, between the Company and Ilan Daskal	Form 10-Q, dated November 6, 2009, filed with the Securities Exchange Commission. (Exhibit 10.1)
10(ss)
	Confidential Settlement Agreement and Release, Amendment No. 1 to Transition Buy Back Die Supply Agreement, Amendment No. 2 to Technology License Agreement, Amendment No. 7 to Master Purchase Agreement, and Amendment No. 3 to Asset Purchase Agreement, dated June 25, 2009, by and between Vishay Intertechnology, Inc. and International Rectifier Corporation	Form 8-K/A, filed July 29, 2009, with the Securities Exchange Commission. (Exhibit 10.1)
10(tt)*	Form of Performance Based Restricted Stock Unit Award Agreement for Messrs. Khaykin and Barrow	Form 8-K, filed November 13, 2009, with the Securities Exchange Commission. (Exhibit 10.1)
10(uu)*	Form of Performance Based Restricted Stock Unit Award Agreement for Messrs. Daskal and Bixler	Form 8-K, filed November 13, 2009, with the Securities Exchange Commission. (Exhibit 10.2)

Exhibit No.	Item	Document
10(vv)*	Form of Performance Based Restricted Stock Unit Award Agreement for Alternative Performance Condition	Form 10-Q, dated February 3, 2010, filed with the Securities Exchange Commission. (Exhibit 10.3)
10(ww)*	Form of Performance Based Restricted Stock Unit Award Agreement for Double Performance Condition	Form 10-Q, dated February 3, 2010, filed with the Securities Exchange Commission. (Exhibit 10.4)
10(xx)*	Description of Compensation Arrangements for Independent Members of Board of Directors	Form 8-K, filed May 4, 2010, with the Securities Exchange Commission. (Item 1.1)
10(yy)*	Form of Consulting Agreement, effective August 18, 2010, between International Rectifier Corporation and Dr. Jack O. Vance	Form 8-K, filed August 24, 2010, with the Securities Exchange Commission. (Exhibit 10.1)
10(zz)*	Form of Non-Employee Director Restricted Stock Unit Agreement	Form 8-K, filed August 24, 2010, with the Securities Exchange Commission. (Exhibit 10.2)
10(aaa)*	Form of Employee Performance-Based Restricted Stock Unit Award Agreement	Form 8-K, filed July 13, 2010, with the Securities Exchange Commission. (Exhibit 10.1)
10(bbb)*	Form of Employee Restricted Stock Unit Award Agreement	Form 10-Q dated November 5, 2010 filed with the Securities and Exchange Commission (Exhibit 10.1)
10(ccc)*	Updated Form of Named Officer Retention Restricted Stock Unit Award Agreement	Form 8-K filed June 24, 2011, with the Securities Exchange Commission (Exhibit 10.1)
10(ddd)*	Updated Form of Performance Restricted Stock Unit Award Agreement	Form 8-K filed June 24, 2011, with the Securities Exchange Commission (Exhibit 10.2)
10(eee)*	Description of Named Officer Equity Award Program	Form 8-K, filed June 24, 2011, with the Securities Exchange Commission (Item 5.2(e))
10(fff)*	Description of Executive Officer Cash Incentive Program for Fiscal Year 2012	Form 8-K, filed July 26, 2011, with the Securities Exchange Commission (Item 5.2(e))
10(ggg)*	Description of Updated Compensation Arrangements for Independent Members of Board of Directors	Form 8-K, filed August 19, 2011, with the Securities Exchange Commission (Item 1.1)
10(hhh)*	Description of Executive Officer Cash Incentive Program for Fiscal Year 2012	Current Report on Form 8-K, filed July 26, 2011 with the Securities and Exchange Commission. (Item 5.2(e))
10(iii)*	Description of Updated Compensation Arrangements for Independent Members of Board of Directors	Current Report on Form 8-K, filed August 19, 2011 with the Securities and Exchange Commission. (Item 1.1)

Exhibit No.	Item	Document
10(jjj)*	Form of Updated June 2011 Named Officer and Extended Management Team Retention Restricted Stock Unit Award Agreement	Form 10-K, dated August 22, 2011, filed with the Securities Exchange Commission. (Exhibit 10.1)
10(kkk)*	Form of Updated June 2011 Non-Extended Management Team Retention Restricted Stock Unit Award Agreement	Form 10-K, dated August 22, 2011, filed with the Securities Exchange Commission. (Exhibit 10.2)
10(lll)*	Form of June 2011 Performance Restricted Stock Unit Award Agreement	Form 10-K, dated August 22, 2011, filed with the Securities Exchange Commission. (Exhibit 10.3)
10(mmm)*	Form of Updated August 2011 Non-Employee Director Restricted Stock Unit Award Agreement	Form 10-K, dated August 22, 2011, filed with the Securities Exchange Commission. (Exhibit 10.4)
10(nnn)*	Amendment to Relocation Benefits between International Rectifier Corporation and Ilan Daskal dated August 18, 2011	Form 10-K, dated August 22, 2011, filed with the Securities Exchange Commission. (Exhibit 10.5)
10(ooo)*	International Rectifier Corporation 2011 Performance Incentive Plan	Form 8-K, filed November 14, 2011, with the Securities Exchange Commission. (Exhibit 10.1)
10(ppp)*	Form of Stock Option Agreement (2011 Performance Incentive Plan) Effective November 11, 2011	Form 10-Q, dated February 3, 2012, filed with the Securities Exchange Commission. (Exhibit 10.2)
10(qqq)*	Form of Restricted Stock Unit Agreement—Extended Management Team Version (2011 Performance Incentive Plan) Effective November 11, 2011	Form 10-Q, dated February 3, 2012, filed with the Securities Exchange Commission. (Exhibit 10.3)
10(rrr)*	Form of Restricted Stock Unit Agreement—Non-Extended Management Team Version (2011 Performance Incentive Plan) Effective November 11, 2011	Form 10-Q, dated February 3, 2012, filed with the Securities Exchange Commission. (Exhibit 10.4)
10(sss)*	Form of Non-Employee Director Stock Option Agreement-2011 Performance Incentive Plan	Form 10-Q, dated May 3, 2012, filed with the Securities Exchange Commission May 4, 2012. (Exhibit 10.1)
10(ttt)*	Form of Non-Employee Director RSU Agreement-2011 Performance Incentive Plan	Form 10-Q, dated May 3, 2012, filed with the Securities Exchange Commission May 4, 2012. (Exhibit 10.2)
10(uuu)*	Description of Executive Officer Cash Incentive Program Performance Goals for Third and Fourth Quarter of Fiscal Year 2012	Current Report on Form 8-K, filed February 15, 2012 with the Securities and Exchange Commission. (Item 5.2(e))
10(vvv)*	Description of Executive Officer Cash Incentive Program for Fiscal Year 2013	Current Report on Form 8-K, filed June 27, 2012 with the Securities and Exchange Commission. (Item 5.2(e))

Exhibit No.	Item	Document
10(www)*	Form of Performance Restricted Stock Unit Agreement (2011 Performance Incentive Plan) Effective June 21, 2012	Current Report on Form 8-K, filed June 27, 2012 with the Securities and Exchange Commission. (Exhibit 10.1)
10(xxx)*	Letter Agreement, dated July 22, 2011, between International Rectifier Corporation and Adam White	Form 10-Q, dated November 1, 2012, filed with the Securities Exchange Commission November 2, 2012. (Exhibit 10.2)
10(yyy)*	Severance Agreement, dated September 11, 2008, between International Rectifier Corporation and Adam White	Form 10-Q, dated November 1, 2012, filed with the Securities Exchange Commission November 2, 2012. (Exhibit 10.3)
10(zzz)*	Amendment to Severance Agreement, dated December 26, 2008, between International Rectifier Corporation and Adam White	Form 10-Q, dated November 1, 2012, filed with the Securities Exchange Commission November 2, 2012. (Exhibit 10.4)
10(aaaa)*
	Credit Agreement, dated as of October 25, 2012, among International Rectifier Corporation, the Lenders named therein, and Wells Fargo Bank, National Association, as Administrative Agent, Swing Line Lender and L/C Issuer, and Wells Fargo Securities, LLC, as Lead Arranger and Sale Bookrunner	Current Report on Form 8-K, filed August 23, 2012 with the Securities Exchange Commission. (Exhibit 10.1)
10(bbbb)*	Letter Agreement dated December 7, 2012, between International Rectifier Corporation and Gary Tanner	Current Report on Form 8-K, filed December 11, 2012 with the Securities and Exchange Commission. (Exhibit 10.1)
10(cccc)*	Change-in-Control Severance Agreement dated December 7, 2012 between International Rectifier Corporation and Gary Tanner	Current Report on Form 8-K, filed December 11, 2012 with the Securities and Exchange Commission. (Exhibit 10.2)
10(dddd)*
	Amendment to Credit Agreement, dated as of March 25, 2013, among International Rectifier Corporation, the Lenders named therein, and Wells Fargo Bank, National Association, as Administrative Agent, Swing Line Lender and L/C Issuer, and Wells Fargo Securities, LLC, as Lead Arranger and Sale Bookrunner	Form 10-Q, dated April 29, 2013, filed with the Securities Exchange Commission April 30, 2013. (Exhibit 10.1)
10(eeee)*	Description of Executive Officer Cash Incentive Program Performance Goals for Third and Fourth Quarter of Fiscal Year 2013	Current Report on Form 8-K, filed February 7, 2013 with the Securities and Exchange Commission. (Item 5.2(e))
10(ffff)*	Description of Executive Officer Compensation	Current Report on Form 8-K, filed June 28, 2013 with the Securities and Exchange Commission. (Item 5.2(e))
10(iiii)*	Form of Restricted Stock Unit Agreement—Extended Management Team/Executive Officer Version (2011 Performance Incentive Plan) Effective June 27, 2013.	Annual Report on Form 10-K, filed August 20, 2013 with the Securities and Exchange Commission. (Exhibit 10.1)

Exhibit No.	Item	Document
10(jjjj)*	Form of Restricted Stock Unit Agreement—Non-Extended Management Team Version (2011 Performance Incentive Plan) Effective June 27, 2013.	Annual Report on Form 10-K, filed August 20, 2013 with the Securities and Exchange Commission. (Exhibit 10.2)
10(kkkk)*	Updated Form of Performance Restricted Stock Unit Agreement (2011 Performance Incentive Plan) Effective June 27, 2013.	Annual Report on Form 10-K, filed August 20, 2013 with the Securities and Exchange Commission. (Exhibit 10.3)
10(llll)*	Updated Form of Supplemental Performance Restricted Stock Unit Agreement (2011 Performance Incentive Plan) Effective June 27, 2013.	Annual Report on Form 10-K, filed August 20, 2013 with the Securities and Exchange Commission. (Exhibit 10.4)
10(mmmm)*	Description of Executive Officer Cash Incentive Program Performance Goals for Third and Fourth Quarter of Fiscal Year 2014	Current Report on Form 8-K, filed February 6, 2014 (Item 5.2(e))
10(nnnn)*	Form of Performance Stock Unit Award Agreement for Fiscal Year 2014	Current Report on Form 8-K, filed June 27, 2014 (Exhibit 10.1)
10(oooo)*	Description of Executive Officer Compensation	Current Report on Form 8-K, filed June 27, 2014 (Item 5.2(e))
14	Code of Ethics	Form 8-K, filed with the Securities and Exchange Commission on August 19, 2011. (Exhibit 14.1)

*
Denotes management contract or compensatory plan or arrangement.

Exhibit No.	Item	Document
10.1	Offer Letter Amendment, dated August 14, 2014 between International Rectifier Corporation and Ilan Daskal. *	Annual Report on Form 10-K, filed August 20, 2014 with the Securities and Exchange Commission. (Exhibit 10.1)
10.2	Offer Letter Amendment, dated August 14, 2014 between International Rectifier Corporation and Michael Barrow. *	Annual Report on Form 10-K, filed August 20, 2014 with the Securities and Exchange Commission. (Exhibit 10.2)
10.3	Offer Letter Amendment, dated August 14, 2014 between International Rectifier Corporation and Adam White. *	Annual Report on Form 10-K, filed August 20, 2014 with the Securities and Exchange Commission. (Exhibit 10.3)
10.4	Severance Agreement, dated as of August 21, 2008, by and between International Rectifier Corporation and Michael Barrow. *	Annual Report on Form 10-K, filed August 20, 2014 with the Securities and Exchange Commission. (Exhibit 10.4)
21	List of Subsidiaries	Annual Report on Form 10-K, filed August 20, 2014 with the Securities and Exchange Commission. (Exhibit 10.1)
23.1	Consent of Independent Registered Public Accounting Firm	Annual Report on Form 10-K, filed August 20, 2014 with the Securities and Exchange Commission. (Exhibit 23.1)

Exhibit No.	Item	Document
24	Power of Attorney	Annual Report on Form 10-K, filed August 20, 2014 with the Securities and Exchange Commission. (Exhibit 24)
31.1	Certification Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Submitted herewith
31.2	Certification Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Submitted herewith
32.1	Certification Pursuant to 18 U.S.C. 1350, Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Submitted herewith
32.2	Certification Pursuant to 18 U.S.C. 1350, Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Submitted herewith
101.INS	XBRL Instance	Annual Report on Form 10-K, filed August 20, 2014 with the Securities and Exchange Commission. (Exhibit 101.INS)
101.SCH	XBRL Taxonomy Extension Schema	Annual Report on Form 10-K, filed August 20, 2014 with the Securities and Exchange Commission. (Exhibit 101.SCH)
101.CAL	XBRL Extension Calculation	Annual Report on Form 10-K, filed August 20, 2014 with the Securities and Exchange Commission. (Exhibit 101.CAL)
101.LAB	XBRL Extension Labels	Annual Report on Form 10-K, filed August 20, 2014 with the Securities and Exchange Commission. (Exhibit 101.LAB)
101.PRE	XBRL Taxonomy Extension Presentation	Annual Report on Form 10-K, filed August 20, 2014 with the Securities and Exchange Commission. (Exhibit 101.PRE)
101.DEF	XBRL Taxonomy Extension Definition	Annual Report on Form 10-K, filed August 20, 2014 with the Securities and Exchange Commission. (Exhibit 101.DEF)

*
Denotes management contract or compensatory plan or arrangement