Form 10-Q
period 2014-09-28
INTERNATIONAL RECTIFIER CORP /DE/
filed 2014-10-29
CIK 316793

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 28, 2014
or
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒
There were 71,638,967 shares of the registrant's common stock, par value $1.00 per share, outstanding on October 22, 2014.

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

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

INTERNATIONAL RECTIFIER CORPORATION AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Three Months Ended
	September 28, 2014	September 29, 2013
Revenues	$286,988	$269,750
Cost of sales	178,190	174,439
Gross profit	108,798	95,311

Selling, general and administrative expense	54,393	43,750
Research and development expense	34,392	32,173
Amortization of acquisition‑related intangible assets	1,555	1,630
Asset impairment, restructuring and related charges	499	1,402
Operating income	17,959	16,356
Other (income) expense, net	(13,319)	762
Interest income, net	(12)	(1)
Income before income taxes	31,290	15,595
Provision for income taxes	5,360	6,872
Net income	$25,930	$8,723

Net income per common share:
Basic	$0.36	$0.12
Diluted	$0.36	$0.12
Weighted average common shares outstanding:
Basic	71,575	70,830
Diluted	72,973	71,664

The accompanying notes are an integral part of these financial statements.

INTERNATIONAL RECTIFIER CORPORATION AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In thousands)

	Three Months Ended
	September 28, 2014	September 29, 2013
Net income	$25,930	$8,723
Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustments, net of tax effect of $0 for all periods presented	(14,244)	15,179
Unrealized (losses) gains on securities:
Change in net unrealized holding (losses) gains on available-for-sale securities, net of tax effect of $0 for all periods presented	(13,186)	3,152
Other comprehensive (loss) income	(27,430)	18,331
Comprehensive (loss) income	$(1,500)	$27,054

The accompanying notes are an integral part of these financial statements.

INTERNATIONAL RECTIFIER CORPORATION AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

	September 28, 2014	June 29, 2014 (1)
ASSETS
Current assets:
Cash and cash equivalents	$658,989	$588,922
Restricted cash	599	635
Short-term investments	—	20,114
Trade accounts receivable, net of allowances	145,153	161,723
Inventories	233,985	230,011
Current deferred tax assets	2,051	2,145
Prepaid expenses and other current assets	29,092	26,675
Total current assets	1,069,869	1,030,225
Restricted cash	737	739
Property, plant and equipment, net	377,687	391,765
Goodwill	52,149	52,149
Acquisition‑related intangible assets, net	13,948	15,503
Long-term deferred tax assets	29,039	31,183
Other assets	41,919	43,976
Total assets	$1,585,348	$1,565,540
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$91,808	$86,256
Accrued income taxes	5,282	2,946
Accrued salaries, wages and commissions	47,699	47,750
Current deferred tax liabilities	346	348
Other accrued expenses	77,351	72,968
Total current liabilities	222,486	210,268
Long-term deferred tax liabilities	7,816	7,817
Other long-term liabilities	19,578	19,809
Total liabilities	249,880	237,894
Commitments and contingencies
Stockholders’ equity:
Common stock	78,311	78,192
Capital contributed in excess of par value	1,106,868	1,097,665
Treasury stock, at cost	(125,785)	(125,785)
Retained earnings	286,528	260,598
Accumulated other comprehensive (loss) income	(10,454)	16,976
Total stockholders’ equity	1,335,468	1,327,646
Total liabilities and stockholders’ equity	$1,585,348	$1,565,540

(1)	Amounts derived from the audited financial statements at June 29, 2014.

The accompanying notes are an integral part of these financial statements.

INTERNATIONAL RECTIFIER CORPORATION AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Three Months Ended
	September 28, 2014	September 29, 2013
Cash flows from operating activities:
Net income	$25,930	$8,723
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	21,375	22,073
Amortization of acquisition‑related intangible assets	1,555	1,630
(Gain) loss on disposal of fixed assets	(7)	15
Impairment of long-lived assets	1,157	—
Stock compensation expense	8,079	6,862
Gain on sale of investments	(12,997)	(36)
Provision for inventory write‑downs	3,971	1,615
(Gain) loss on derivatives	(186)	362
Deferred income taxes	718	4,997
Changes in operating assets and liabilities, net	14,209	(21,194)
Other	1,347	(237)
Net cash provided by operating activities	65,151	24,810
Cash flows from investing activities:
Additions to property, plant and equipment	(11,993)	(11,918)
Proceeds from sale of property, plant and equipment	11	25
Sales of investments	19,997	36
Maturities of investments	—	1,000
Release from restricted cash	15	8
Net cash provided by (used in) investing activities	8,030	(10,849)
Cash flows from financing activities:
Proceeds from exercise of stock options	1,401	8,972
Net settlement of restricted stock units for tax withholdings	(158)	(1,089)
Net cash provided by financing activities	1,243	7,883
Effect of exchange rate changes on cash and cash equivalents	(4,357)	2,786
Net increase in cash and cash equivalents	70,067	24,630
Cash and cash equivalents, beginning of period	588,922	443,490
Cash and cash equivalents, end of period	$658,989	$468,120

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
In the opinion of management, all adjustments (consisting of normal recurring accruals and other adjustments) considered necessary for a fair presentation of the Company's results of operations, financial position, and cash flows have been included.  The results of operations for the interim periods presented are not necessarily comparable to the results of operations for any other interim period or indicative of the results that will be recorded for the full fiscal year ending June 28, 2015. These condensed consolidated financial statements and the accompanying notes should be read in conjunction with the Company's annual consolidated financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended June 29, 2014 filed with the SEC on August 20, 2014 (the "2014 Annual Report").
Fiscal Year and Quarter

The Company operates on a 52-53 week fiscal year with the fiscal year ending on the last Sunday in June. The three months ended September 2014 and 2013 each consisted of 13 weeks ending on September 28, 2014 and September 29, 2013, respectively. The current fiscal year will consist of 52 weeks and end on June 28, 2015.

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

The financial assets and liabilities which are measured and recorded at fair value on a recurring basis are included within the following items on the Company’s consolidated balance sheet as of September 28, 2014 and June 29, 2014 (in thousands):

	As of September 28, 2014
Assets and Liabilities:	Total	Level 1	Level 2	Level 3
Other assets	$20,821	$19,137	$—	$1,684
Other accrued expenses	(28)	—	(28)	—
Other long-term liabilities	(9,890)	(9,890)	—	—
Total	$10,903	$9,247	$(28)	$1,684

	As of June 29, 2014
Assets and Liabilities:	Total	Level 1	Level 2	Level 3
Short-term investments	$20,114	$20,114	$—	$—
Prepaid expenses and other current assets	19	—	19	—
Other assets	20,461	19,010	—	1,451
Other long-term liabilities	(9,844)	(9,844)	—	—
Total	$30,750	$29,280	$19	$1,451

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

INTERNATIONAL RECTIFIER CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

1. Business, Basis of Presentation and Summary of Significant Accounting Policies (Continued)

The Company determines at the end of the reporting period whether a given financial asset or liability is valued using Level 1, 2, or 3 inputs. During the three months ended September 28, 2014 and September 29, 2013, there were no transfers between Level 1, Level 2, and Level 3 assets and liabilities.  The Company records its foreign currency forward contracts at fair value using Level 2 inputs based on readily observable market parameters for all substantial terms.

Level 3 Valuations

The following tables provide a reconciliation of the beginning and ending balance of items measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three months ended September 28, 2014 and September 29, 2013 (in thousands):

Level 3
Assets
Derivatives
Beginning balance at June 29, 2014	$1,451
Total gains (realized or unrealized) included in other (income) expense, net	233
Ending balance at September 28, 2014	$1,684

Level 3
Assets
Derivatives
Beginning balance at June 30, 2013	$2,888
Total losses (realized or unrealized) included in other (income) expense, net	(325)
Ending balance at September 29, 2013	$2,563

INTERNATIONAL RECTIFIER CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

1. Business, Basis of Presentation and Summary of Significant Accounting Policies (Continued)

When at least one significant valuation model assumption or input used to measure the fair value of financial assets or liabilities is unobservable in the market, they are deemed to be measured using Level 3 inputs. These Level 3 inputs may include pricing models, discounted cash flow methodologies or similar techniques where at least one significant model assumption or input is unobservable. The Company uses Level 3 inputs to value a non-transferable put option on a strategic investment (the “Put Option”). See Note 3 for more information.

The Company accounts for the Put Option as a derivative instrument not designated as an accounting hedge. The fair value was determined using the Black-Scholes option pricing model. The model uses inputs such as exercise price, fair market value of the underlying common stock, expected life (years), expected volatility, risk-free rate equivalent, and dividend yield. The expected life is the remaining life of the Put Option. Expected volatility is based on historical volatility of the underlying common stock. As of September 28, 2014, the Company determined that significant changes in the above assumptions would not materially affect the fair value of the Put Option. Additionally, the model relies on the material assumption that the issuer of the Put Option will uphold its financial obligation up to its common equity value should the Company exercise the Company’s right to put the associated number of common shares back to the issuer at a fixed price in local currency.

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

INTERNATIONAL RECTIFIER CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

2. Investments

Available-for-sale investments are carried at fair value, inclusive of unrealized gains and losses, and net of discount accretion and premium amortization computed using the level yield method. Net unrealized gains and losses are included in other comprehensive income (loss) net of applicable income taxes. Gains or losses on sales of available-for-sale investments are recognized using the first-in, first-out method and are included in other (income) expense, net or interest income, net depending upon the type of security.

Available-for-sale securities as of September 28, 2014 are summarized as follows (in thousands):

	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Net Unrealized Gain	Market Value
Other Assets:
Equity securities	$4,631	$3,774	$—	$3,774	$8,405

Available-for-sale securities as of June 29, 2014 are summarized as follows (in thousands):

	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Net Unrealized Gain	Market Value
Short-Term Investments:
Equity securities	$7,000	$13,114	$—	$13,114	$20,114
Other Assets:
Equity securities	$4,631	$3,845	$—	$3,845	$8,476

The Company's investment policy is to manage its total cash and investments balances to preserve principal and maintain liquidity while achieving market returns on the investment portfolio.

The Company also holds as strategic investments the common stock of two publicly traded foreign companies. The common stock of the two companies is shown as “Equity securities” in the table above and is included in other assets on the consolidated balance sheets. The common shares of the publicly traded companies are traded on either the Tokyo Stock Exchange or the Taiwan Stock Exchange. The Company holds an option on one of the strategic investments to put the associated number of common shares back to the issuer at a fixed price in local currency (which is described as the “Put Option” in Note 1). The Put Option became effective September 1, 2009 and is reported at fair value. As of September 28, 2014, the fair value of the Put Option was $1.7 million, with changes in fair value recorded in other (income) expense, net (See Note 3, “Derivative Financial Instruments”). There was no dividend income from these investments for the three months ended September 28, 2014. Dividend income from these investments was $0.1 million for the three months ended September 29, 2013.

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

INTERNATIONAL RECTIFIER CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

2. Investments (Continued)

Unrealized loss positions are measured and determined at each fiscal quarter end. There were no available-for-sale investments in a gross unrealized loss position as of September 28, 2014 or June 29, 2014.

During the three months ended September 28, 2014, the Company sold available-for-sale securities for total proceeds of $20.0 million, and recognized gross realized gains of $13.0 million. During the three months ended September 29, 2013, the Company sold a de minimis amount of available-for-sale securities, and the related total proceeds and gross realized gains and (losses) were also de minimis.

Fair Value of Investments

The following tables present the balances of investments measured at fair value on a recurring basis, by type of investment (in thousands):

	As of September 28, 2014
	Total	Level 1	Level 2	Level 3
Equity securities	8,405	8,405	—	—
Total investments at fair value	$8,405	$8,405	$—	$—

	As of June 29, 2014
	Total	Level 1	Level 2	Level 3
Equity securities	28,590	28,590	—	—
Total investments at fair value	$28,590	$28,590	$—	$—

INTERNATIONAL RECTIFIER CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

3. Derivative Financial Instruments

The Company is exposed to financial market risks, including fluctuations in interest rates, foreign currency exchange rates and market value risk related to its investments. The Company uses derivative financial instruments primarily to mitigate foreign exchange rate risks, but also as part of its strategic investment program. In the normal course of business, the Company also faces risks that are either non-financial or non-quantifiable. Such risks principally include country risk, credit risk and legal risk, and are not discussed or quantified in the following analysis. As of September 28, 2014, the Company’s only derivatives were currency forward contracts which were not designated as accounting hedges, the Put Option (See Note 2, “Investments”), and a call option on the equity of a private domestic company. The private domestic company is a development stage entity, and as such, the Company is unable to determine the fair value of the call option at this time.

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

For its balance sheet transaction risk hedging program, the Company had approximately $6.7 million in notional amounts of forward contracts not designated as accounting hedges outstanding at September 28, 2014.  Net realized and unrealized foreign currency gains (losses) related to foreign currency forward contracts not designated as accounting hedges, recognized in earnings as a component of other (income) expense, net, were de minimis and $1.0 million for the three months ended September 28, 2014 and September 29, 2013, respectively.

INTERNATIONAL RECTIFIER CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

3. Derivative Financial Instruments (Continued)

At September 28, 2014 and June 29, 2014, the fair value carrying amounts of the Company’s derivative instruments were as follows (in thousands):

	September 28, 2014
	Derivative Assets		Derivative Liabilities
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Put Option	Other assets	$1,684
Currency forward contracts			Other accrued expenses	$28
Total		$1,684		$28

	June 29, 2014
	Derivative Assets
	Balance Sheet Location	Fair Value
Put Option	Other assets	$1,451
Currency forward contracts	Prepaid expenses and other current assets	19
Total		$1,470

The gain (loss) recognized in earnings as a component of other (income) expense, net, for the Company’s derivatives not designated as hedging instruments during the three months ended September 28, 2014 and September 29, 2013 was comprised of the following (in thousands):

	Three Months Ended
	September 28, 2014	September 29, 2013
Put Option	$233	$(325)
Currency forward contracts	14	950
Total	$247	$625

INTERNATIONAL RECTIFIER CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

3. Derivative Financial Instruments (Continued)

Fair Value

The following tables present derivative instruments measured at fair value on a recurring basis as of September 28, 2014 and June 29, 2014 (in thousands):

	September 28, 2014
	Total	Level 1	Level 2	Level 3
Put Option	$1,684	$—	$—	$1,684
Foreign currency derivatives:
Liabilities	(28)	—	(28)	—
Total derivative instruments at fair value, net	$1,656	$—	$(28)	$1,684

	June 29, 2014
	Total	Level 1	Level 2	Level 3
Put Option	$1,451	$—	$—	$1,451
Foreign currency derivatives:
Assets	19	—	19	—
Total derivative instruments at fair value, net	$1,470	$—	$19	$1,451

4. Supplemental Cash Flow Disclosures

Components of the changes in operating assets and liabilities during the three months ended September 28, 2014 and September 29, 2013 were comprised of the following (in thousands):

	Three Months Ended
	September 28, 2014	September 29, 2013
Trade accounts receivable	$13,806	$(12,661)
Inventories	(10,383)	(10,824)
Prepaid expenses and other current assets	(1,113)	(1,127)
Accounts payable	3,794	(74)
Accrued salaries, wages and commissions	426	1,125
Deferred compensation	(243)	160
Accrued income taxes	2,427	1,884
Other accrued expenses	5,495	323
Changes in operating assets and liabilities, net	$14,209	$(21,194)

5. Inventories

At September 28, 2014 and June 29, 2014, inventories were comprised of the following (in thousands):

	September 28, 2014	June 29, 2014
Raw materials	$45,373	$47,997
Work-in-process	113,751	103,034
Finished goods	74,861	78,980
Total inventories	$233,985	$230,011

INTERNATIONAL RECTIFIER CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

6. Goodwill and Acquisition-Related Intangible Assets

At September 28, 2014 and June 29, 2014, acquisition‑related intangible assets included the following (in thousands):

		September 28, 2014
	Amortization Periods (Years)	Gross Carrying Amount	Accumulated Amortization	Net
Completed technology	4 - 12	$52,045	$(44,922)	$7,123
Customer lists	5 - 12	10,430	(8,376)	2,054
Intellectual property and other	2 - 15	16,763	(11,992)	4,771
Total acquisition‑related intangible assets		$79,238	$(65,290)	$13,948

		June 29, 2014
	Amortization Periods (Years)	Gross Carrying Amount	Accumulated Amortization	Net
Completed technology	4 - 12	$52,045	$(43,771)	$8,274
Customer lists	5 - 12	10,430	(8,163)	2,267
Intellectual property and other	2 - 15	16,763	(11,801)	4,962
Total acquisition‑related intangible assets		$79,238	$(63,735)	$15,503

As of September 28, 2014, the following table represents the total estimated amortization of intangible assets for the remainder of fiscal year 2015 and the five succeeding fiscal years (in thousands):

		Fiscal Year
	Total	2015	2016	2017	2018	2019	2020 and thereafter
Estimated amortization expense	$13,948	$4,665	$4,681	$1,463	$897	$897	$1,345

At September 28, 2014 and June 29, 2014, the carrying amount of goodwill by reportable segment was as follows (in thousands):

Business Segments:	September 28, 2014	June 29, 2014
Energy Saving Products	$33,190	$33,190
HiRel	18,959	18,959
Total goodwill	$52,149	$52,149

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

The terms of the Credit Agreement require the Company to comply with certain financial tests, and include various affirmative and negative covenants, representations and warranties, conditions and events of default. Additionally, the Credit Facility is subject to a commitment fee on the unused portion at an initial rate equal to 0.25 percent per annum. As of September 28, 2014, the Company was in compliance with the financial covenants, and there were no amounts outstanding under the Credit Facility.

Bank Letters of Credit

At September 28, 2014, the Company had $0.7 million of outstanding letters of credit. These letters of credit are secured by cash collateral provided by the Company equal to their face amount.

8. Other Accrued Expenses

At September 28, 2014 and June 29, 2014, other accrued expenses were comprised of the following (in thousands):

	September 28, 2014	June 29, 2014
Sales returns	$43,903	$40,655
Accrued accounting and legal costs	3,554	4,474
Deferred revenue	9,886	9,255
Accrued warranty	1,696	1,618
Accrued utilities	2,410	2,592
Accrued repurchase obligation	3,069	2,559
Accrued sales and other taxes	4,741	3,661
Accrued subcontractor costs	1,706	1,435
Accrued rent	1,065	1,393
Other	5,321	5,326
Total other accrued expenses	$77,351	$72,968

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

INTERNATIONAL RECTIFIER CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

8. Other Accrued Expenses (Continued)

The following table details the changes in the Company’s warranty reserve for the three months ended September 28, 2014, which is included in other accrued expenses in the table above (in thousands):

Accrued warranty, June 29, 2014	$1,618
Accruals for warranties issued during the period	742
Changes in estimates related to pre-existing warranties	237
Warranty claim settlements	(901)
Accrued warranty, September 28, 2014	$1,696

9. Other Long-Term Liabilities

At September 28, 2014 and June 29, 2014, other long-term liabilities were comprised of the following (in thousands):

	September 28, 2014	June 29, 2014
Income taxes payable	$3,154	$3,218
Deferred compensation	11,447	11,594
Other	4,977	4,997
Total other long-term liabilities	$19,578	$19,809

Fair Value of Long-term Liabilities

The following tables present the long-term liabilities and the related assets measured at fair value on a recurring basis as of September 28, 2014 and June 29, 2014 (in thousands):

	September 28, 2014
	Total	Level 1	Level 2	Level 3
Employee deferred compensation plan liability	$9,890	$9,890	$—	$—
Assets of employee deferred compensation plan (reported in other assets)	10,732	10,732	—	—

	June 29, 2014
	Total	Level 1	Level 2	Level 3
Employee deferred compensation plan liability	$9,844	$9,844	$—	$—
Assets of employee deferred compensation plan (reported in other assets)	10,534	10,534	—	—

INTERNATIONAL RECTIFIER CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

10. Changes in Accumulated Other Comprehensive Income (Loss)

The following table details the changes in the Company’s accumulated other comprehensive income (loss) balance for the three months ended September 28, 2014:

	Foreign Currency Translation Adjustments	Unrealized Gain (Loss) on Available-For-Sale Securities	Total
Balance at June 29, 2014	$5,336	$11,640	$16,976
Other comprehensive loss before reclassifications	(14,244)	(189)	(14,433)
Amounts reclassified from accumulated other comprehensive income (loss)	—	(12,997)	(12,997)
Tax effects	—	—	—
Net other comprehensive loss	(14,244)	(13,186)	(27,430)
Balance at September 28, 2014	$(8,908)	$(1,546)	$(10,454)

The amounts reclassified out of accumulated other comprehensive income (loss) into the consolidated statements of operations, with presentation location, were as follows:

		Three Months Ended
Other Comprehensive Income Component	Location	September 28, 2014	September 29, 2013
Unrealized gain (loss) on available-for-sale securities	Other (income) expense, net	12,997	—
Unrealized gain (loss) on available-for-sale securities	Interest income, net	—	36

11. Stock‑Based Compensation

The Company issues new shares to fulfill the obligations under all of its stock‑based compensation awards.  Such shares are subject to registration under applicable securities laws, including the rules and regulations promulgated by the SEC, unless an applicable exemption applies.

During the three months ended September 28, 2014, the Company did not grant any stock options to Company employees. The following table summarizes the stock option activity for the three months ended September 28, 2014 (in thousands, except per share price data):

	Stock Option Shares	Weighted Average Option Exercise Price per Share	Weighted Average Grant Date Fair Value per Share	Aggregate Intrinsic Value
Outstanding, June 29, 2014	274	$21.47		$1,852
Granted	—	$—	$—
Exercised	(64)	$21.84		$962
Expired or forfeited	(25)	$25.10
Outstanding, September 28, 2014	185	$20.85		$3,435

For the three months ended September 28, 2014 and September 29, 2013, the Company received proceeds of $1.4 million and $9.0 million, respectively, as a result of the exercise of stock options issued under its stock based compensation plans. There were no tax benefits realized from issuance of stock-based awards for either the three months ended September 28, 2014 or September 29, 2013.

INTERNATIONAL RECTIFIER CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

11. Stock-Based Compensation (Continued)

During the three months ended September 28, 2014, the Company granted 7,050 Restricted Stock Units ("RSUs") to employees and 27,540 RSUs to members of the Board of Directors (the "Board"), in each case under the 2011 Plan. The RSUs provided for vesting over a period of service, subject to the terms and conditions of the 2011 Performance Incentive Plan (the "2011 Plan") and the applicable award documentation. For the RSU awards made to employees, the vesting of awards generally takes place in equal installments over each of the first three anniversaries of the date of grant. The RSU awards made to members of the Board were made as part of the Board’s annual director compensation program, under which the vesting of RSU awards takes place generally on the first anniversary of the date of grant.

The following table summarizes the RSU activity for the three months ended September 28, 2014 (in thousands, except per share price data):

	Restricted Stock Units	Weighted Average Grant Date Fair Value Per Share	Aggregate Intrinsic Value
Outstanding, June 29, 2014	3,825	$19.26	$105,791
Granted	35	$39.22
Vested	(60)	$24.17	$2,264
Expired or forfeited	(37)	$23.63
Outstanding, September 28, 2014	3,763	$19.33	$148,195

The Company's stock-based compensation plans permit the reduction of a participant’s RSUs for purposes of settling a participant’s income tax withholding obligation. During the three months ended September 28, 2014, the Company withheld RSUs representing 4,540 underlying shares to fund participant income tax withholding obligations.

Additional information relating to the Company’s stock based compensation plans, including employee stock options and RSUs at September 28, 2014 and June 29, 2014 is as follows (in thousands):

	September 28, 2014	June 29, 2014
Outstanding options exercisable	92	175
Options and RSUs available for grant	4,304	4,276
Total reserved common stock shares for stock option plans	8,252	8,375

Forfeitures are estimated at the time of grant. Based on the Company’s historical exercise and termination data, a four percent forfeiture rate is assumed for the majority of the options and RSUs.

For the three months ended September 28, 2014 and September 29, 2013, stock‑based compensation expense associated with the Company’s stock options and RSUs was as follows (in thousands):

	Three Months Ended
	September 28, 2014	September 29, 2013
Cost of sales	$1,691	$1,248
Selling, general and administrative expense	4,228	3,527
Research and development expense	2,160	2,087
Total stock‑based compensation expense	$8,079	$6,862

The total unrecognized compensation expense for outstanding stock options and RSUs was $55.8 million as of September 28, 2014. The weighted average number of years to recognize the total compensation expense for stock options and RSUs are 1.3 and 2.1, respectively.

INTERNATIONAL RECTIFIER CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

11. Stock-Based Compensation (Continued)

The Company estimates the fair value of the stock options using the Black‑Scholes option pricing model. There were no stock options granted during the three months ended September 28, 2014. The Company determined the fair value of options granted during the three months ended September 29, 2013 as of the grant date with the following weighted average assumptions:

Three Months Ended
September 29, 2013
Expected life	3.5 years
Risk free interest rate	0.80%
Volatility	36.49%
Dividend yield	0.00%

12. Asset Impairment, Restructuring and Related Charges (Recoveries)

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

INTERNATIONAL RECTIFIER CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

12. Asset Impairment, Restructuring and Other Charges (Recoveries) (Continued)

The following tables summarize the total asset impairment, restructuring and related charges (recoveries) by initiative for the three months ended September 28, 2014 and September 29, 2013 (in thousands):

	Three Months Ended
Fiscal Year 2013 Initiatives	September 28, 2014
	El Segundo Fabrication Facility Closure Initiative	Newport Fabrication Facility Resizing Initiative	Total
Reported in asset impairment, restructuring and related charges:
Severance and workforce reduction costs	$—	$—	$—
Decommissioning costs	—	142	142
Relocation and re-qualification costs	—	357	357
Total asset impairment, restructuring and related charges	$—	$499	$499

	Three Months Ended
Fiscal Year 2013 Initiatives	September 29, 2013
	El Segundo Fabrication Facility Closure Initiative	Newport Fabrication Facility Resizing Initiative	Total
Reported in asset impairment, restructuring and related charges:
Severance and workforce reduction costs (recoveries)	$(13)	$141	$128
Decommissioning costs	—	84	84
Relocation and re-qualification costs	4	1,186	1,190
Total asset impairment, restructuring and related charges (recoveries)	$(9)	$1,411	$1,402

In addition to the amounts in the tables above, other charges related to the restructuring initiatives recorded in cost of sales were $0.6 million and $0.4 million for the three months ended September 28, 2014 and September 29, 2013, respectively. These charges, which were primarily for accelerated depreciation, are not classifiable as restructuring costs, and were recorded in cost of sales.

The following table summarizes changes in the Company's restructuring related accruals related to its fiscal year 2013 initiatives for the three months ended September 28, 2014, which are included in accrued salaries, wages, and commissions on the balance sheet (in thousands):

Fiscal Year 2013 Initiatives	El Segundo Fabrication Facility Closure Initiative	Newport Fabrication Facility Resizing Initiative	Total
Accrued severance and workforce reduction costs at June 29, 2014	$57	$—	$57
Accrued during the period and charged to asset impairment, restructuring and related charges	—	—	—
Costs paid during the period	—	—	—
Accrued severance and workforce reduction costs at September 28, 2014	$57	$—	$57

INTERNATIONAL RECTIFIER CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

12. Asset Impairment, Restructuring and Other Charges (Recoveries) (Continued)

Fiscal Year 2013 El Segundo Fabrication Facility Closure Initiative

During fiscal year 2013, the Company adopted a restructuring plan to close its El Segundo wafer fabrication facility. The closure took place in March 2013. During both the three months ended September 28, 2014 and the three months ended September 29, 2013, the Company incurred de minimis asset impairment, restructuring and related charges (recoveries). In connection with the plan, the Company estimates total pre-tax costs of $6.4 million. The estimated total costs consist of $5.8 million of severance and workforce reduction costs, $0.4 million of relocation and re-qualification costs, and $0.2 million of asset impairment costs.

Remaining cash payments for this initiative are estimated to be approximately $0.1 million through December 2014. In addition, the Company estimates it will make total cash expenditures of $2.5 million for the decommissioning and restoration of the El Segundo wafer fabrication facility. These costs were previously considered as part of the asset impairment of the facility recorded in the fourth quarter of fiscal year 2012, and are not anticipated to result in additional restructuring charges.

Fiscal Year 2013 Newport Fabrication Facility Resizing Initiative

During fiscal year 2013, the Company adopted a restructuring plan to resize its wafer fabrication facility in Newport, Wales. The resizing of the facility is planned to take place in several phases, and is expected to be completed by the middle of calendar year 2015. The Company incurred $0.5 million and $1.4 million of asset impairment, restructuring and related charges for the three months ended September 28, 2014 and September 29, 2013, respectively. In connection with the plan, the Company estimates total pre-tax costs of approximately $16.5 million. These consist of approximately $0.7 million of asset impairment costs, $2.6 million of severance and workforce reduction costs, $4.5 million of decommissioning costs, and $8.7 million of relocation and re-qualification costs.

In addition to the restructuring charges above, the Company recorded $0.6 million and $0.4 million of other charges related to the restructuring initiative in cost of sales for the three months ended September 28, 2014 and September 29, 2013, respectively. These other charges, which were for accelerated depreciation, are not classifiable as restructuring costs.

Cash payments for this initiative were $0.5 million and $1.3 million for the three months ended September 28, 2014 and September 29, 2013, respectively. Remaining cash payments for this initiative are estimated to be approximately $6.3 million.

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

For the three months ended September 28, 2014 and September 29, 2013, revenues and gross margin by reportable segments were as follows (in thousands, except percentages):

	Three Months Ended
	September 28, 2014			September 29, 2013
Business Segment	Revenues	Percentage of Total	Gross Margin	Revenues	Percentage of Total	Gross Margin
Power Management Devices	$101,419	35.3%	33.9%	$101,966	37.8%	30.9%
Energy Saving Products	52,926	18.4	25.5	50,497	18.7	32.8
Automotive Products	36,790	12.8	28.1	36,463	13.5	32.4
Enterprise Power	36,204	12.6	43.3	32,249	12.0	37.4
HiRel	59,334	20.7	58.3	48,333	17.9	47.9
Customer Segments Total	286,673	99.9	37.8	269,508	99.9	35.3
Intellectual Property	315	0.1	100.0	242	0.1	100.0
Consolidated Total	$286,988	100.0%	37.9%	$269,750	100.0%	35.3%

INTERNATIONAL RECTIFIER CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

14. Income Taxes

The Company accounts for its provision for income taxes in accordance with Accounting Standards Codification (“ASC”) 740, Income Taxes. In accordance with ASC 740, the Company uses an estimate of its annual effective rate for the full fiscal year in computing the year-to-date provision for income taxes for the interim periods, including federal, foreign, state and local income taxes.  The effective tax rate differs from the statutory U.S. income tax rate due to changes in the reserve for uncertain tax positions, taxes in foreign jurisdictions, withholding and other taxes. The Company recorded a tax expense of $5.4 million and $6.9 million for the three months ended September 28, 2014 and September 29, 2013, respectively.

The Company evaluates its net deferred income tax assets quarterly to determine if valuation allowances are required. Based on the consideration of all available evidence using a “more-likely-than-not” standard, as of September 28, 2014, the Company has determined that the valuation allowance established against its federal and state deferred tax assets in the U.S. should remain in place through fiscal year 2015.  These valuation allowances relate to the Company's beginning of fiscal year 2015 balances of reserves, which were initially established during fiscal year 2009.

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

The Company established liabilities for possible assessments by tax authorities resulting from known tax exposures including, but not limited to, international tax positions and certain tax credits. Management believes that an appropriate provision has been made for any adjustments that may result from tax examinations. However, the outcome of tax audits cannot be predicted with certainty. If any conclusions arising from the tax audits are resolved in a manner not consistent with management's expectations, the Company would be required to adjust its provision for income tax in the period in which such resolution occurs. During the three months ended September 28, 2014, the Company's reserve for uncertain tax positions increased by $0.2 million primarily due to new accruals of uncertain tax positions in various jurisdictions.

As of September 28, 2014, U.S. income taxes have been provided on approximately $9.3 million of undistributed earnings of foreign subsidiaries. The remaining unrepatriated foreign earnings are considered by the Company to be invested indefinitely.

Pursuant to Sections 382 and 383 of the U.S. Internal Revenue Code (the "Code"), the utilization of net operating losses (“NOLs”) and other tax attributes may be subject to substantial limitations if certain ownership changes occur during a three-year testing period (as defined under the Code). As of September 28, 2014, the Company does not believe an ownership change has occurred that would limit the Company's utilization of any NOL, credit carry forward or other related tax attributes.

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
The table below provides a computation of basic and diluted earnings per share for the three months ended September 28, 2014 and September 29, 2013 (in thousands, except per share amounts):

	Three Months Ended
	September 28, 2014	September 29, 2013
Net income	$25,930	$8,723
Net income per common share – basic
Basic weighted average common shares outstanding	71,575	70,830
Basic net income per common share	$0.36	$0.12
Net income per common share – diluted
Basic weighted average common shares outstanding	71,575	70,830
Effect of dilutive securities – stock options and RSU’s	1,398	834
Diluted weighted average common shares outstanding	72,973	71,664
Diluted net income per common share	$0.36	$0.12

For the three months ended September 28, 2014, de minimis shares of common stock equivalents were anti-dilutive and were not included in the computation of diluted earnings per share for these periods. For the three months ended September 29, 2013, 0.2 million shares of common stock equivalents, were anti-dilutive and were not included in the computation of diluted earnings per share for these periods. In addition, for the three months ended September 28, 2014 and September 29, 2013, 0.4 million and 1.2 million shares, respectively, of contingently issuable RSUs for which all necessary conditions had not been met were not included in the computation of diluted earnings per share.

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

17. Litigation

Legal Proceedings Regarding the Merger with Infineon

On August 27 and 28, 2014, two putative stockholder class action lawsuits were filed in the Superior Court of California, Los Angeles County, and on September 3, 2014, a putative stockholder class action lawsuit was filed in the Court of Chancery of the State of Delaware, all of which seek to enjoin the merger contemplated by the Agreement and Plan of Merger, dated August 20, 2014, by and among the Company, Infineon Technologies AG (“Infineon”), and Surf Merger Sub Inc., a wholly owned subsidiary of Infineon (“Merger Sub”), or, in the alternative, to recover unspecified damages. The complaints generally allege that the directors of the Company breached their fiduciary duties by (i) agreeing to the merger at an unfair and inadequate price and (ii) agreeing to unreasonable deal protection provisions in the merger agreement, including the termination fee and the prohibition against soliciting competing bids. On October 1, 2014, an amended complaint was filed in one of the California cases adding claims that the preliminary proxy statement filed on September 22, 2014 fails to disclose additional details about the discussions that led up to the approval of the proposed merger and about the financial analysis performed by J.P. Morgan in connection with rendering its fairness opinion. The complaints name as defendants the Company and each of its directors, as well as Infineon and Merger Sub, which are alleged to have aided and abetted the claimed breaches of fiduciary duty by the directors. The Company and its directors intend to vigorously defend all pending actions relating to the merger.

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

18. Stock Repurchase Program

The Company’s stock repurchase program authorizes it to repurchase up to $150.0 million of shares of the Company's outstanding common stock. Stock repurchases under this program may be made in the open market or through privately negotiated transactions. The timing and actual number of shares repurchased depend on market conditions and other factors. The stock repurchase program may be suspended at any time without prior notice. All of the shares repurchased by the Company through the program were purchased in open market transactions. The Company has used and plans to continue to use existing cash to fund the repurchases. During the three months ended September 28, 2014, the Company did not repurchase any shares under the stock repurchase program. To date, the Company has purchased approximately 6.7 million shares for approximately $125.8 million under the program. As of September 28, 2014, the Company had not canceled the repurchased shares of common stock, and as such, they are reflected as treasury stock in the September 28, 2014 and June 29, 2014 condensed consolidated balance sheets. The Company has suspended its stock repurchase program in light of the proposed merger with Infineon (see Note 19 for more information).

INTERNATIONAL RECTIFIER CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

19. Proposed Merger Transaction

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

The completion of the Merger is subject to customary closing conditions, including approval of the merger agreement by a majority of the outstanding shares of the Company’s common stock, the absence of certain laws or orders that restrain, enjoin, or otherwise prohibit the merger, and receipt of certain regulatory approvals, including the expiration or early termination of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1974, as amended, for which the waiting period expired on October 24, 2014, receipt of certain foreign antitrust approvals, and clearance by the Committee on Foreign Investment in the United States.

The Company may terminate the merger agreement in order to enter into an agreement relating to an alternative acquisition proposal from a third party if the Board determines that such proposal is superior to the Merger, provided that the Company complies with the procedures in the merger agreement, including the obligation to pay Infineon a $70 million break-up fee. The merger agreement may also be terminated by Infineon if we take other specified actions which are inconsistent with supporting the Merger. In the event of a termination of the merger agreement in these instances, the Company may be required to pay Infineon a $70 million break-up fee.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") should be read in conjunction with our audited historical consolidated financial statements which are included in our Form 10-K, filed with the SEC on August 20, 2014 ("2014 Annual Report").  Except for historic information contained herein, the matters addressed in this MD&A constitute "forward‑looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended ("Securities Act"), and Section 21E of the Exchange Act, as amended. Forward‑looking statements may be identified by the use of terms such as "anticipate," "believe," "expect," "intend," "project," "will," and similar expressions. Such forward‑looking statements are subject to a variety of risks and uncertainties, including those discussed under the heading "Statement of Caution Under the Private Securities Litigation Reform Act of 1995," in Part II, Item 1A, "Risk Factors" and elsewhere in this Quarterly Report on Form 10-Q, that could cause actual results to differ materially from those anticipated by us.  We undertake no obligation to update these forward‑looking statements to reflect events or circumstances after the date of this Quarterly Report or to reflect actual outcomes.
Introduction

The following discussion and analysis provides information we believe is relevant to an assessment and understanding of our consolidated results of operations and financial condition. This discussion should be read in conjunction with our condensed consolidated financial statements and accompanying notes for the three months ended September 28, 2014. The discussion includes:

•	Overview

•	Results of Operations

•	Liquidity and Capital Resources

•	Critical Accounting Polices and Estimates

Overview

On August 20, 2014, we entered into a merger agreement with Infineon Technologies AG ("Infineon") pursuant to which a wholly-owned subsidiary of Infineon will merge with and into us, resulting in us becoming a wholly-owned subsidiary of Infineon. See Note 19 to our Condensed Consolidated Financial Statements included in Item 1 of Part I of this Form 10-Q for more information.

Our revenues were $287.0 million and $269.8 million for the three months ended September 28, 2014 and September 29, 2013, respectively. For the three months ended September 28, 2014, the revenue increase of $17.2 million or 6.4 percent was primarily due to increases in customer demand in our HiRel, EP, and ESP customer segments (as described below).

Our gross margin percentage improved by 2.6 percentage points to 37.9 percent for the three months ended September 28, 2014 compared to the three months ended September 29, 2013. The increase in gross margin percentage was primarily driven by lower manufacturing costs and more favorable product mix, partially offset by price erosion.

Our SG&A expense increased by $10.6 million for the three months ended September 28, 2014 compared to the three months ended September 29, 2013.  The increase in SG&A expense was primarily due to costs associated with the potential merger with Infineon, as well as increased stock compensation and headcount related costs.

R&D expense increased by $2.2 million for the three months ended September 28, 2014 compared to the three months ended September 29, 2013.  The increase in R&D expense was primarily due to increased headcount related costs and increased supplies and materials costs.

In August 2012, we adopted a restructuring plan to modify our manufacturing strategy and lower our operating expenses to better align our cost structure with business conditions. As part of the plan, we are resizing our Newport, Wales fabrication facility in several phases, and expect to complete the resizing by the middle of calendar year 2015. In conjunction with the ongoing restructuring plan, we anticipate that we will incur restructuring charges during fiscal year 2015 of approximately $3.9 million (See Part I, Item 1, Notes to Consolidated Financial Statements-Note 12, “Asset Impairment, Restructuring and Related Charges”).

Our cash flows from operating activities provided $65.2 million of cash during the three months ended September 28, 2014 compared to $24.8 million for the prior year comparable period. Our cash, cash equivalents and investments as of September 28, 2014 totaled $659.0 million (excluding restricted cash of $1.3 million), compared to $609.0 million (excluding restricted cash of $1.4 million) as of June 29, 2014. The increase in our cash, cash equivalents, and investments was primarily due to net cash provided by operating activities, partially offset by capital related purchases.

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

Results of Operations

Selected Operating Results

The following table sets forth certain operating results for the three months ended September 28, 2014 and September 29, 2013 as a percentage of revenues (in millions, except percentages):

	Three Months Ended
	September 28, 2014		September 29, 2013
Revenues	$287.0	100.0%	$269.8	100.0%
Cost of sales	178.2	62.1	174.4	64.7
Gross profit	108.8	37.9	95.3	35.3
Selling, general and administrative expense	54.4	19.0	43.8	16.2
Research and development expense	34.4	12.0	32.2	11.9
Amortization of acquisition‑related intangible assets	1.6	0.5	1.6	0.6
Asset impairment, restructuring and related charges	0.5	0.2	1.4	0.5
Operating income	18.0	6.3	16.4	6.1
Other (income) expense, net	(13.3)	(4.6)	0.8	0.3
Interest income, net	0.0	—	0.0	—
Income before income taxes	31.3	10.9	15.6	5.8
Provision for income taxes	5.4	1.9	6.9	2.5
Net income	$25.9	9.0%	$8.7	3.2%

Amounts and percentages in the above table may not total due to rounding.

Revenues and Gross Margin - Three Months Ended

The following table summarizes revenues and gross margin by reportable segment for the three months ended September 28, 2014 compared to the three months ended September 29, 2013 (in thousands, except percentages):

	Three Months Ended
	September 28, 2014			September 29, 2013			Change
	Revenues	Gross Margin	Gross Margin %	Revenues	Gross Margin	Gross Margin %	Revenues %	Gross Margin ppt
Power Management Devices (PMD)	$101,419	$34,411	33.9%	$101,966	$31,464	30.9%	(0.5)%	3.0
Energy Saving Products (ESP)	52,926	13,478	25.5	50,497	16,574	32.8	4.8	(7.3)
Automotive Products (AP)	36,790	10,341	28.1	36,463	11,822	32.4	0.9	(4.3)
Enterprise Power (EP)	36,204	15,660	43.3	32,249	12,074	37.4	12.3	5.9
Commercial Segments total	227,339	73,890	32.5	221,175	71,934	32.5	2.8	0.0
HiRel	59,334	34,593	58.3	48,333	23,135	47.9	22.8	10.4
Customer Segments total	286,673	108,483	37.8	269,508	95,069	35.3	6.4	2.5
Intellectual Property (IP)	315	315	100.0	242	242	100.0	30.2	0.0
Consolidated total	$286,988	$108,798	37.9%	$269,750	$95,311	35.3%	6.4%	2.6

Revenues

On a consolidated basis, revenue for the three months ended September 28, 2014 increased by $17.2 million, or 6.4 percent compared to the prior year comparable period. Revenues from our Customer Segments taken as a whole, increased by $17.2 million, or 6.4 percent, for the three months ended September 28, 2014 compared to the prior year comparable period. Revenues for our Commercial Segments, taken as a whole, increased by $6.2 million, or 2.8 percent compared to the prior year comparable period.

For the three months ended September 28, 2014, within our Commercial Segments, revenues for our PMD segment decreased by 0.5 percent compared to the prior year comparable period primarily due to price erosion. Revenues for our ESP segment increased by 4.8 percent compared to the prior year comparable period due to increased demand for our consumer and appliance related products, including IRAM modules, as well as continued recovery in general market conditions. Revenues for our AP segment increased by 0.9 percent compared to the prior year comparable period primarily due to increased demand and previous design wins for MOSFET products, partially offset by price erosion. Revenues for our EP segment increased by 12.3 percent compared to the prior year comparable period primarily due to an increase in demand for our PowIRstage products and digital controllers for a new server platform, as well as gaming console components.

For the three months ended September 28, 2014, our HiRel segment revenues increased by 22.8 percent compared to the prior year comparable period, primarily due to a one-time increase in demand for RAD-Hard discrete products, partially offset by a decrease in DC-DC converter sales.

For the three months ended September 28, 2014, our IP segment revenues increased by $0.1 million compared to the prior year comparable period.

Gross Margin

Our gross margin percentage increased by 2.6 percentage points to 37.9 percent for the three months ended September 28, 2014, compared to 35.3 percent for the prior year comparable period. This increase in our gross margin percentage was primarily the result of a 10.4 percentage point increase in gross margin for our HiRel segment, while gross margin for our Commercial Segments taken as a whole remained relatively flat. The increase in gross margin for our HiRel Segment was primarily due to favorable product mix from an increase in sales of our RAD-Hard discrete products and lower manufacturing costs.

Our PMD segment's gross margin increased from 30.9 percent for the three months ended September 29, 2013, to 33.9 percent for the three months ended September 28, 2014, primarily due to lower manufacturing costs and more favorable MOSFET product mix, partially offset by price erosion. Our ESP segment's gross margin decreased from 32.8 percent for the three months ended September 29, 2013, to 25.5 percent for the three months ended September 28, 2014, primarily due to asset impairments and higher manufacturing costs. Our AP segment's gross margin decreased from 32.4 percent for the three months ended September 29, 2013, to 28.1 percent for the three months ended September 28, 2014, primarily due to price erosion and lower utilization, partially offset by improved manufacturing costs. Our AP segment gross margin has also been unfavorably impacted by lower utilization associated with the Newport Fabrication Facility Resizing Initiative (see further discussion of Asset Impairment, Restructuring and Related Charges below). Our EP segment's gross margin increased from 37.4 percent for the three months ended September 29, 2013, to 43.3 percent for the three months ended September 28, 2014, primarily due to lower manufacturing costs and more favorable PowIRstage product mix.

Our HiRel segment’s gross margin increased from 47.9 percent for the three months ended September 29, 2013 to 58.3 percent for the three months ended September 28, 2014, primarily due to a one-time improved RAD-Hard discrete product mix and lower manufacturing costs.

Our IP segment’s gross margin percentage did not change compared to the prior year comparable period.

Selling, General and Administrative Expense

	Selling, General and Administrative Expense
	September 28, 2014		September 29, 2013
(Dollar amounts in thousands)	SG&A Expense	% of Revenues	SG&A Expense	% of Revenues	Change
Three months ended	$54,393	19.0%	$43,750	16.2%	2.8 ppt

Our SG&A expense increased by $10.6 million for the three months ended September 28, 2014, compared to the three months ended September 29, 2013.  The increase in SG&A expense was primarily due to $8.3 million of costs associated with the potential merger with Infineon. Other components of the increase included increased stock compensation and headcount related costs.

Research and Development Expense

	Research and Development Expense
	September 28, 2014		September 29, 2013
(Dollar amounts in thousands)	R&D Expense	% of Revenues	R&D Expense	% of Revenues	Change
Three months ended	$34,392	12.0%	$32,173	11.9%	0.1 ppt

R&D expense increased by $2.2 million for the three months ended September 28, 2014, compared to the three months ended September 29, 2013.  The increase in R&D expense was primarily due to increased headcount related costs and increased supplies and materials costs.

Amortization of Acquisition-Related Intangible Assets

	Amortization of Acquisition-Related Intangible Assets
	September 28, 2014		September 29, 2013
(Dollar amounts in thousands)	Amortization Expense	% of Revenues	Amortization Expense	% of Revenues	Change
Three months ended	$1,555	0.5%	$1,630	0.6%	(0.1) ppt

Amortization of acquisition-related intangible assets decreased by $0.1 million for the three months ended September 28, 2014, compared to the three months ended September 29, 2013. The decrease was the result of the full amortization of a certain intangible asset in the previous fiscal year.

Asset Impairment, Restructuring and Related Charges

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

The following tables summarize the total asset impairment, restructuring and related charges (recoveries) by initiative for the three months ended September 28, 2014 and September 29, 2013 (in thousands):

	Three Months Ended
Fiscal Year 2013 Initiatives	September 28, 2014
	El Segundo Fabrication Facility Closure Initiative	Newport Fabrication Facility Resizing Initiative	Total
Reported in asset impairment, restructuring and related charges:
Severance and workforce reduction costs	$—	$—	$—
Decommissioning costs	—	142	142
Relocation and re-qualification costs	—	357	357
Total asset impairment, restructuring and related charges	$—	$499	$499

	Three Months Ended
Fiscal Year 2013 Initiatives	September 29, 2013
	El Segundo Fabrication Facility Closure Initiative	Newport Fabrication Facility Resizing Initiative	Total
Reported in asset impairment, restructuring and related charges:
Severance and workforce reduction costs (recoveries)	$(13)	$141	$128
Decommissioning costs	—	84	84
Relocation and re-qualification costs	4	1,186	1,190
Total asset impairment, restructuring and related charges (recoveries)	$(9)	$1,411	$1,402

In addition to the amounts in the tables above, other charges related to the restructuring initiatives recorded in cost of sales were $0.6 million and $0.4 million for the three months ended September 28, 2014 and September 29, 2013, respectively. These charges, which were for accelerated depreciation, are not classifiable as restructuring costs, and were recorded in cost of sales.

The following table summarizes changes in our restructuring related accruals related to our fiscal year 2013 initiatives for the three months ended September 28, 2014, which are included in accrued salaries, wages, and commissions on the balance sheet (in thousands):

Fiscal Year 2013 Initiatives	El Segundo Fabrication Facility Closure Initiative	Newport Fabrication Facility Resizing Initiative	Total
Accrued severance and workforce reduction costs at June 29, 2014	$57	$—	$57
Accrued during the period and charged to asset impairment, restructuring and related charges	—	—	—
Costs paid during the period	—	—	—
Accrued severance and workforce reduction costs at September 28, 2014	$57	$—	$57

Fiscal Year 2013 El Segundo Fabrication Facility Closure Initiative

During fiscal year 2013, we adopted a restructuring plan to close our El Segundo wafer fabrication facility. The closure took place in March 2013. During both the three months ended September 28, 2014 and the three months ended September 29, 2013, we incurred de minimis asset impairment, restructuring and related charges (recoveries). In connection with the plan, we estimate total pre-tax costs of $6.4 million. The estimated total costs consist of $5.8 million of severance and workforce reduction costs, $0.4 million of relocation and re-qualification costs, and $0.2 million of asset impairment costs.

Remaining cash payments for this initiative are estimated to be approximately $0.1 million through December 2014. In addition, we estimate we will make total cash expenditures of $2.5 million for the decommissioning and restoration of the El Segundo wafer fabrication facility. These costs were previously considered as part of the asset impairment of the facility recorded in the fourth quarter of fiscal year 2012, and are not anticipated to result in additional restructuring charges.

Fiscal Year 2013 Newport Fabrication Facility Resizing Initiative

During fiscal year 2013, we adopted a restructuring plan to resize our wafer fabrication facility in Newport, Wales. The resizing of the facility is planned to take place in several phases, and is expected to be completed by the middle of calendar year 2015. We incurred $0.5 million and $1.4 million of asset impairment, restructuring and related charges for the three months ended September 28, 2014 and September 29, 2013, respectively. In connection with the plan, we estimate total pre-tax costs of approximately $16.5 million. These consist of approximately $0.7 million of asset impairment costs, $2.6 million of severance and workforce reduction costs, $4.5 million of decommissioning costs, and $8.7 million of relocation and re-qualification costs.

In addition to the restructuring charges above, we recorded $0.6 million and $0.4 million of other charges related to the restructuring initiative in cost of sales for the three months ended September 28, 2014 and September 29, 2013, respectively. These other charges, which were for accelerated depreciation, are not classifiable as restructuring costs.

Cash payments for this initiative were $0.5 million and $1.3 million for the three months ended September 28, 2014 and September 29, 2013, respectively. Remaining cash payments for this initiative are estimated to be approximately $6.3 million.

Other (Income) Expense, Net

Other (income) expense, net includes, primarily, realized gains and losses related to sales of investments and foreign currency fluctuations. Other (income) expense, net, was $(13.3) million and $0.8 million for the three months ended September 28, 2014 and September 29, 2013, respectively. Other (income) expense, net for the three months ended September 28, 2014 includes a realized gain of $13.0 million from the sale of an equity security, and other non-operating income of $0.3 million. The prior year comparable period included a foreign currency exchange loss of $0.5 million due to fluctuations in foreign currency exchange rates, and an unrealized loss of $0.3 million on the Put Option.

Interest Income, Net

Interest expense, net was de minimis for both the three months ended September 28, 2014 and September 29, 2013.

Income Taxes

We recorded a tax expense of $5.4 million, or 17.1 percent of pre-tax income of $31.3 million, for the three months ended September 28, 2014. The main components of the tax expense were: (i) a $4.6 million expense primarily related to foreign and domestic taxes and (ii) a $0.8 million expense related to foreign withholding taxes.

We recorded a tax expense of $6.9 million, or 44.1 percent of pre-tax income of $15.6 million, for the three months ended September 29, 2013. The main components of the tax expense were: (i) a reduction in the U.K. statutory tax rates, reducing the value of our net deferred tax assets in the U.K. by $4.0 million, (ii) a $3.1 million expense related to foreign income taxes, (iii) $0.5 million related to foreign withholding taxes, and (iv) $0.1 million related to domestic tax expense. This expense was partially offset by a net reduction in various foreign uncertain tax positions and related interest and penalties, which arose from lapses in statutes of limitation, totaling approximately $0.8 million.

We operate in multiple foreign jurisdictions with lower statutory tax rates compared to the U.S., and our operations in Singapore generally have the most significant impact on our effective tax rate.  We expect to be subject to an effective tax rate of 17 percent in Singapore for fiscal year 2014.

During the three months ended September 28, 2014, our reserve for uncertain tax positions increased by $0.2 million to $41.9 million as a result of accruals for new uncertain tax positions. For fiscal year 2015, the benefits associated with uncertain tax positions are anticipated to result in a benefit to income taxes on the consolidated statement of operations of $3.2 million, and if recognized, would reduce our future effective tax rate accordingly. The reserve is expected to decrease by $0.7 million during the next 12 months primarily due to lapses in applicable statutes of limitation in certain foreign jurisdictions.

Liquidity and Capital Resources

Cash Requirements

Sources and Uses of Cash

We require cash to fund our operating expense and working capital requirements, capital expenditures, strategic growth initiatives, and to repurchase common stock under our ongoing stock repurchase program. Our primary sources for funding these requirements are cash on hand and cash from operating activities. On October 25, 2012, we entered into a $100 million unsecured revolving Credit Facility as discussed below. To maintain the availability of the Credit Facility, we are required to comply with a number of covenants and satisfy a number of conditions, including certain minimum available liquidity requirements. As of September 28, 2014, we were in compliance with the financial covenants contained in the revolving credit agreement, and there were no amounts outstanding under the Credit Facility.

Total cash (excluding restricted cash), cash equivalents, and investments at September 28, 2014 and June 29, 2014 were as follows (in thousands):

	September 28, 2014	June 29, 2014
Cash and cash equivalents	$658,989	$588,922
Investments	—	20,114
Total cash, cash equivalents, and investments	$658,989	$609,036

At September 28, 2014, we had $659.0 million of cash, cash equivalents, and investments (excluding $1.3 million of restricted cash), an increase of $50.0 million compared to cash, cash equivalents, and investments as of June 29, 2014. The increase in our cash, cash equivalents, and investments was primarily due to net cash provided by operating activities, partially offset by capital related purchases.

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

Our stock repurchase program authorizes us to repurchase up to $150.0 million of shares of our outstanding common stock. Stock repurchases under this program may be made in the open market or through privately negotiated transactions. The timing and actual number of shares repurchased depend on market conditions and other factors. The stock repurchase program may be suspended at any time without prior notice. In the past, we have used existing cash to fund the repurchases. All of the shares repurchased through the program were purchased in open market transactions.

During the three months ended September 28, 2014, we did not repurchase any shares under the stock repurchase program. To date, we have purchased approximately 6.7 million shares for approximately $125.8 million under the program. As of September 28, 2014, we have not canceled the repurchased shares of common stock, and as such, they are reflected as treasury stock in the September 28, 2014 and June 29, 2014 condensed consolidated balance sheets. We have suspended our stock repurchase program in light of the proposed merger with Infineon. See Note 19 to our Condensed Consolidated Financial Statements included in Item 1 of Part I of this Form 10-Q for more information.

Cash Flow

Our cash flows were as follows (in thousands):

	Three Months Ended
	September 28, 2014	September 29, 2013
Cash flows provided by operating activities	$65,151	$24,810
Cash flows provided by (used in) investing activities	8,030	(10,849)
Cash flows provided by financing activities	1,243	7,883
Effect of exchange rates on cash and cash equivalents	(4,357)	2,786
Net increase in cash and cash equivalents	$70,067	$24,630

Non-cash adjustments to cash flows provided by operating activities during the three months ended September 28, 2014 and September 29, 2013, included $21.4 million and $22.1 million of depreciation and amortization, $8.1 million and $6.9 million of stock compensation expense, and a $0.7 million and $5.0 million increase in our deferred income tax position, respectively. Changes in operating assets and liabilities increased cash provided by operating activities by $14.2 million for the three months ended September 28, 2014, primarily attributed to decreases in accounts receivable and increases in other accrued expenses, accounts payable, and accrued income taxes, partially offset by increases in inventory and prepaid expenses. Changes in operating assets and liabilities decreased cash provided by operating activities by $21.2 million for the three months ended September 29, 2013, primarily attributed to an increase in accounts receivable and inventories, partially offset by an increase in accrued income taxes and accrued salaries, wages and commissions.

Cash provided by investing activities of $8.0 million during the three months ended September 28, 2014 was primarily the result of the sale of an equity security for $20.0 million, partially offset by capital expenditures of $12.0 million. Cash used in investing activities during the three months ended September 29, 2013 was primarily the result of capital expenditures of $11.9 million, partially offset by sales and maturities of investments of $1.0 million.

Cash provided by financing activities of $1.2 million and $7.9 million during the three months ended September 28, 2014 and September 29, 2013, respectively, was primarily the result of proceeds from stock option exercises, partially offset by cash used to fund net settlement of restricted stock units for tax withholdings.

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

As of September 28, 2014, we were in compliance with the financial covenants, and there were no amounts outstanding under the Credit Facility.

Working Capital

Our working capital is dependent on demand for our products and our ability to manage accounts receivable and inventories. Other factors which may result in changes to our working capital levels are our restructuring initiatives, investment impairments and share repurchases.

The changes in working capital for the three months ended September 28, 2014 were as follows (in thousands):

	September 28, 2014	June 29, 2014	Change
Current Assets
Cash and cash equivalents	$658,989	$588,922	$70,067
Restricted cash	599	635	(36)
Short-term investments	—	20,114	(20,114)
Trade accounts receivable, net of allowances	145,153	161,723	(16,570)
Inventories	233,985	230,011	3,974
Current deferred tax assets	2,051	2,145	(94)
Prepaid expenses and other current assets	29,092	26,675	2,417
Total current assets	1,069,869	1,030,225	39,644

Current Liabilities
Accounts payable	91,808	86,256	5,552
Accrued income taxes	5,282	2,946	2,336
Accrued salaries, wages and commissions	47,699	47,750	(51)
Other accrued expenses	77,351	72,968	4,383
Total current liabilities	222,140	209,920	12,220
Net working capital	$847,729	$820,305	$27,424

For the reason for changes in cash and investments, please see the above discussion under sources and uses of cash and cash flows.

The decrease in net trade accounts receivable of $16.6 million from June 29, 2014 to September 28, 2014 reflects the decrease in our quarterly revenues of approximately 4 percent from the three months ended June 29, 2014 while our days-sales-outstanding decreased by approximately 3 days.

Inventories increased $4.0 million during the three months ended September 28, 2014 compared to June 29, 2014, primarily due to planned inventory builds to support targeted customer service levels, and included a $10.7 million increase in work-in-process inventory, partially offset by a $2.6 million decrease in raw materials inventory and a $4.1 million decrease in finished goods inventory. Due to this increase in inventory, inventory weeks increased to approximately 17 weeks as of September 28, 2014, from 16 weeks as of June 29, 2014.

Contractual Obligations

There has been no material change to our contractual obligations as disclosed in our 2014 Annual Report.

Off-Balance Sheet Arrangements

In the normal course of business, we enter into various operating leases for buildings and equipment. In addition, we provide standby letters of credit or other guarantees as required for certain transactions. From time to time, we provide cash collateral in support of outstanding letters of credit.

Apart from the operating lease obligations and purchase commitments discussed in our 2014 Annual Report, we do not have any off-balance sheet arrangements as of September 28, 2014.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rates

Our exposure to interest rate risk is primarily through our investment portfolio as we currently do not have outstanding long-term debt.  The objectives of our investments in debt securities are to preserve principal and maintain liquidity, while achieving market returns on the investment portfolio.  To achieve these objectives, the returns on our investments in short-term fixed-rate debt securities will be generally compared to LIBOR or to yields on money market instruments, such as industrial commercial paper and Treasury Bills.  Investments in longer term fixed-rate debt securities will be generally compared to yields on comparable maturity Government or high grade corporate instruments with an equivalent credit rating.  Based on our investment portfolio and interest rates at September 28, 2014, a 100 basis point increase or decrease in interest rates would result in a de minimis annualized change in the fair value of the investment portfolio.  Changes in interest rates may affect the fair value of the investment portfolio; however, unrealized gains or losses are not recognized in net income unless the investments are sold or losses are considered to be other-than-temporary.

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

For our balance sheet transaction hedging program, we had approximately $6.7 million in notional amounts of forward contracts not designated as accounting hedges outstanding as of September 28, 2014.  Net realized and unrealized foreign‑currency gains (losses) related to foreign currency forward contracts recognized in earnings as a component of other (income) expense, net were de minimis and $1.0 million for the three months ended September 28, 2014 and September 29, 2013, respectively.

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

At September 28, 2014, we had $659.0 million of total cash (excluding 1.3 million of restricted cash), cash equivalents and short-term investments, consisting of available-for-sale fixed income securities. We manage our total portfolio to encompass a diversified pool of investment‑grade securities. The average credit rating of our investment portfolio is AAA/Aaa. Our investment policy is to manage our total cash and investment balances to preserve principal and maintain liquidity, while achieving market returns on the investment portfolio. To the extent that certain investments in our portfolio of investments continue to have strategic value, we generally do not attempt to reduce or eliminate our market exposure. For securities that we no longer consider strategic, we evaluate legal, market, and economic factors in our decision on the timing of disposal. We may or may not enter into transactions to reduce or eliminate the market risks of our investments.

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
Our management, under the supervision and with the participation of our CEO and CFO, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of September 28, 2014. Based upon this evaluation, our CEO and CFO concluded that, as of September 28, 2014, our disclosure controls and procedures were effective.
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
During the fiscal quarter ended September 28, 2014 there were no changes in internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

ITEM 1A. RISK FACTORS

Statement of Caution Under the Private Securities Litigation Reform Act of 1995
This Quarterly Report on Form 10-Q includes some statements and other information that are not historical facts but are "forward-looking statements" as that term is defined in the Private Securities Litigation Reform Act of 1995. The materials presented can be identified by the use of forward‑looking terminology such as "anticipate," "believe," "estimate," "expect," "may," "should," "view," or "will" or the negative or other variations thereof. We caution that such statements are subject to a number of uncertainties, and actual results may differ materially. Factors that could affect our actual results include those set forth under "Item 1A. Risk Factors" in our 2014 Annual Report on Form 10-K, as supplemented by other uncertainties disclosed in our reports filed from time to time with the SEC (all of the foregoing of which is incorporated by reference).

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a) None

(b) None

(c) Purchase of Equity Securities

The following provides information on a fiscal monthly basis for the quarter ended September 28, 2014, with respect to the Company’s purchases of equity securities under the authorized stock repurchase program:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number (or Approximate Dollar Value) of Shares that May Yet be Purchased Under the Plans or Programs
June 30, 2014 to July 27, 2014	—	$—	—	$24,215,340
July 28, 2014 to August 24, 2014	—	$—	—	$24,215,340
August 25, 2014 to September 28, 2014	—	$—	—	$24,215,340

(1)	The Company's stock repurchase program authorizes it to repurchase up to $150.0 million of common stock

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS

Index:

2.1
Agreement and Plan of Merger, dated August 20, 2014, by and among International Rectifier Corporation, Infineon Technologies AG and Surf Merger Sub Inc. (incorporated by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on August 20, 2014)

3.1
Certificate of Incorporation of the Company, as amended through July 19, 2004 (incorporated by reference to Exhibit 3.1 to the Company's Registration Statement on Form S-8 filed with the Securities and Exchange Commission on July 19, 2004, Registration No. 333-117489

3.2
Amendment to Certificate of Incorporation, dated November 13, 2009 (incorporated by reference to Exhibit 3.2 of Quarterly Report on Form 10-Q for the quarterly period ended December 27, 2009, filed with the Securities and Exchange Commission on February 3, 2010)

3.3	Bylaws as Amended and Restated (incorporated by reference to Exhibit 3.1 of Current Report Form 8-K filed with the Securities and Exchange Commission on August 19, 2013)
10.1
Offer Letter Amendment, dated August 14, 2014 between International Rectifier Corporation and Ilan Daskal (incorporated by reference to Exhibit 10.1 to the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on August 20, 2014) (2)

10.2
Offer Letter Amendment, dated August 14, 2014 between International Rectifier Corporation and Michael Barrow (incorporated by reference to Exhibit 10.2 to the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on August 20, 2014) (2)

10.3
Offer Letter Amendment, dated August 14, 2014 between International Rectifier Corporation and Adam White (incorporated by reference to Exhibit 10.3 to the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on August 20, 2014) (2)

10.4
Form of Letter Agreement, dated August 19, 2014, entered into by and between International Rectifier Corporation and each of the Company’s executive officers (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 21, 2014) (2)

10.5
Amendment No. 1 to the Change-in-Control Severance Agreement, dated August 19, 2014, by and between International Rectifier Corporation and Gary Tanner (incorporated by reference to Exhibit 10.2 to the Company’s Current  Report on Form 8-K filed with the Securities and Exchange Commission on August 21, 2014) (2)

10.6
Side Letter Agreement, dated August 19, 2014, by and between International Rectifier Corporation and Ilan Daskal (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 21, 2014) (2)

10.7
Form of Side Letter Agreement, dated August 19, 2014, by and between International Rectifier Corporation and the Company’s executive officers Gary Tanner, Mike Barrow, Adam White and Timothy Bixler (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 21, 2014) (2)

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

INTERNATIONAL RECTIFIER CORPORATION
Date: October 29, 2014	/s/ ILAN DASKAL
Ilan Daskal Chief Financial Officer (Principal Financial and Accounting Officer)